Form 10-Q
period 1998-06-30
WARNER CHILCOTT PLC
filed 1998-08-14
CIK 1042459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 005-52501

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)

                    Ireland                                  N/A
(State or other jurisdiction of incorporation          (I.R.S. Employer
                or organization)                      Identification No.)

                 Lincoln House, Lincoln Place, Dublin 2, Ireland
                    (Address of principal executive offices)

                                 353 1 662-4962
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

American Depositary Shares, representing Ordinary Shares, par value $.05 each; Ordinary Shares, par value $.05 each; 12,366,808 Ordinary Shares outstanding at June 30, 1998.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                Table of contents

                                                                        PAGE NO.

Part I - Financial Information

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets as of June 30, 1998 and
            December 31, 1997                                               2-3

        Consolidated Statements of Operations for the Three Months
            and Six Months Ended June 30, 1998 and 1997                       4

        Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1998 and 1997                                      5

        Notes to the Unaudited Consolidated Financial Statements            6-7

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                       8-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk           13

Part II - Other Information

Item 1. Legal Proceedings                                                    14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                  14-15

Item 6. Exhibits and Reports on Form 8-K                                   15-16

Signatures                                                                   17

Part I - Financial Information

Item 1. Financial Statements

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997
                                     Assets
                         (in thousands of U.S. dollars)

                                   (UNAUDITED)

                                                        June 30,    December 31,
                                                          1998          1997
                                                        --------      --------
ASSETS
  Current Assets:
    Cash and cash equivalents                           $ 47,215      $ 52,786
    Accounts receivable                                   12,385        14,599
    Inventories                                           17,818        16,175
    Prepaid expense and other assets                       7,183         7,399
                                                        --------      --------
      Total current assets                                84,601        90,959
                                                        --------      --------
    Fixed Assets:
      Property, plant and equipment (net)                  1,103         1,148
    Other Assets:
      Intangible assets                                   76,942        79,630
                                                        --------      --------
         Total assets                                   $162,646      $171,737
                                                        ========      ========


 See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997
                      Liabilities and Shareholders' Equity
                         (in thousands of U.S. dollars)

                                   (UNAUDITED)

                                                         June 30,   December 31,
                                                           1998         1997
                                                        ---------    ---------

LIABILITIES
  Current Liabilities:
    Short-term debt                                     $  19,712    $  14,511
    Accounts payable                                       13,735       11,417
    Accrued liabilities                                     4,532        7,994
    Due to Elan Corporation, plc and subsidiaries           5,583        5,267
                                                        ---------    ---------
      Total current liabilities                            43,562       39,189
                                                        ---------    ---------
  Other Liabilities:
    Long-term debt                                          8,466        7,902
                                                        ---------    ---------
      Total liabilities                                    52,028       47,091
                                                        ---------    ---------
SHAREHOLDERS' EQUITY
  Ordinary Shares, par value $.05 per share;
    50,000,000 shares authorized, 12,366,808 shares
    issued and outstanding at June 30, 1998 and
    December 31, 1997                                         618          618
  Deferred Shares, par value IR(pound)1 per share;
    30,000 shares authorized, 30,000 shares issued
    and outstanding at June 30, 1998 and
    December 31, 1997                                          45           45
  Additional paid-in capital                              208,962      208,962
  Shareholders' accumulated deficit:
    Accumulated deficit, beginning of period              (83,281)     (54,907)
    Current period loss                                   (14,337)     (28,374)
                                                        ---------    ---------
      Accumulated deficit, end of period                  (97,618)     (83,281)
                                                        ---------    ---------
    Deferred compensation                                  (1,389)      (1,698)
                                                        ---------    ---------
      Total shareholders' equity                          110,618      124,646
                                                        ---------    ---------
        Total liabilities and shareholders' equity      $ 162,646    $ 171,737
                                                        =========    =========

 See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
               Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 1998 and 1997
              (in thousands of U.S. dollars, except per share data)

                                   (UNAUDITED)

                                              Three Months Ended June 30,   Six Months Ended June 30,
                                               -------------------------    -------------------------
                                                   1998          1997           1998          1997
                                               -----------    ----------    -----------    ----------
REVENUES
   Branded product sales                       $     4,416    $    4,193    $     7,745    $    4,193
   Generic product sales                             8,022        16,421         18,560        35,456
                                               -----------    ----------    -----------    ----------
     Total revenues                                 12,438        20,614         26,305        39,649
                                               -----------    ----------    -----------    ----------
COSTS AND EXPENSES
   Cost of goods sold                                7,819        16,851         18,200        33,286
   Selling, general and administrative               9,393         3,962         18,119         7,215
   Depreciation and amortization                     1,404         1,598          2,808         2,650
   Research and development                            721         1,270          1,558         4,571
                                               -----------    ----------    -----------    ----------
     Total costs and expenses                       19,337        23,681         40,685        47,722
                                               -----------    ----------    -----------    ----------

OPERATING LOSS                                      (6,899)       (3,067)       (14,380)       (8,073)
                                               -----------    ----------    -----------    ----------

Interest income                                        679            30          1,405            64
Interest expense                                      (722)       (2,523)        (1,362)       (4,972)
                                               -----------    ----------    -----------    ----------
LOSS BEFORE INCOME TAXES                            (6,942)       (5,560)       (14,337)      (12,981)
                                               -----------    ----------    -----------    ----------

Income taxes                                          --            --             --            --
                                               -----------    ----------    -----------    ----------
NET LOSS                                       $    (6,942)   $   (5,560)   $   (14,337)   $  (12,981)
                                               ===========    ==========    ===========    ==========

Net loss per ordinary share                    $     (0.56)   $    (0.97)   $     (1.16)   $    (2.48)
                                               -----------    ----------    -----------    ----------

Weighted average ordinary shares outstanding    12,366,808     5,706,978     12,366,808     5,235,771
                                               ===========    ==========    ===========    ==========

See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
            Consolidated Statements of Cash Flows for the Six Months
                          Ended June 30, 1998 and 1997
                         (in thousands of U.S. dollars)

                                   (UNAUDITED)

                                                       Six Months Ended June 30,
                                                           1998          1997
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(14,337)     $(12,981)
  Adjustments to reconcile net loss to net cash
  provided by operating activities
    Depreciation and amortization                           2,808         2,650
    Accretion of loan discount                                564         3,934
    Stock compensation expense                                309           464
    Loss on sale of fixed assets                             --              98
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable and
       prepaid expense                                      2,430        (1,459)
      (Increase) decrease in inventories                   (1,643)        4,157
      (Decrease) increase in accounts payable and
       accrued liabilities                                   (828)       18,444
                                                         --------      --------
        Net cash (used) provided by operating activities  (10,697)       15,307
                                                         --------      --------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Purchase of tangible fixed assets                           (75)         (454)
  Purchase of intangible fixed assets                        --         (12,225)
  Sale of tangible fixed assets                              --           1,168
                                                         --------      --------
    Net cash used in investing activities                     (75)      (11,511)
                                                         --------      --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Working capital facility proceeds (repayment)             5,201        (3,006)
                                                         --------      --------
    Net cash provided by (used in) financing activities     5,201        (3,006)
                                                         --------      --------

Net (decrease) increase in cash and cash equivalents       (5,571)          790
  Cash and cash equivalents, beginning of period           52,786         2,663
                                                         --------      --------
  Cash and cash equivalents, end of period               $ 47,215      $  3,453
                                                         --------      --------

 See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
            Notes to the Unaudited Consolidated Financial Statements
                                  June 30, 1998

NOTE 1: BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in Warner Chilcott Public Limited Company's (the "Company" or "Warner Chilcott") 1997 Annual Report on Form 20-F.

The Company is an Irish public limited company with operations in Dublin, Ireland and Rockaway, NJ, USA. The Company's financial statements include the financial statements for Warner Chilcott, plc and all of its subsidiaries and are prepared in U.S. dollars in conformity with United States generally accepted accounting principles.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

NOTE 2: INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined principally on the basis of first-in, first-out or standards that approximate average cost.

                                           June 30, 1998       December 31, 1997
                                           -------------       -----------------
                                              (in thousands of U.S. dollars)

     Raw materials                            $  2,960              $  3,687
     Finishing supplies                           --                       7
     Work in process                               979                   492
     Finished goods                             14,941                12,460
                                              --------              --------
                                                18,880                16,646

     Less:  Reserve for obsolescence             1,062                   471
                                              --------              --------
          Inventories                         $ 17,818              $ 16,175
                                              ========              ========

NOTE 3: EARNINGS PER SHARE

The Company adopted the provisions of SFAS No. 128, Earnings Per Share on December 31, 1997. This statement requires that all prior-period net income per ordinary share calculations be restated to conform with the provisions of this Statement. Basic net income per ordinary share has been computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all potentially dilutive ordinary shares outstanding during the period and adjusting net income for any changes in income or loss that would result from the conversion of such potential ordinary shares. The per share amount for the six months ended June 30, 1997 was retroactively restated to give effect to SFAS No. 128. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and six months ended June 30, 1998 and 1997. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive.

NOTE 4: COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised solely of net income (loss).

NOTE 5: CONTINGENCIES

The Company is involved in various legal proceedings of a nature considered normal to its business including patent litigation, product liability and other matters. In the event of the adverse outcome of these proceedings, resulting liabilities are either covered by insurance, established reserves or, in the opinion of management, would not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 6: UNITED STATES FEDERAL INCOME TAXES

The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. Warner Chilcott's wholly owned United States subsidiary, Warner Chilcott, Inc., is a United States corporation and, as such, is subject to United States taxation. The Company expects that some or all of the net operating loss carryforward which Warner Chilcott, Inc. has accumulated could be used to offset future taxable earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results", in the Company's 1997 Annual Report on Form 20-F filed with the Securities and Exchange Commission on May 15, 1998 and in the Company's Final Prospectus for its initial public offering filed with the Securities and Exchange Commission on August 8, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However theses words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Set forth below is the discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1998. This discussion should be read in conjunction with the consolidated unaudited financial statements and the related notes, appearing in Item 1.

OVERVIEW

Warner Chilcott is engaged in the development, marketing, sale and distribution of prescription pharmaceutical products in the United States. The Company's current focus is on branded products targeted for three specialty segments: dermatology, cardiology, and women's health care. All of the Company's branded products are promoted by the Company's specialty sales force. Warner Chilcott's current portfolio of branded products includes Vectrin(R), an antibiotic used most frequently for the treatment of acne, LoCholest(TM), a lipid regulator for the reduction of LDL cholesterol levels, and NataFort(R), a prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products. Warner Chilcott plans to add additional products to its portfolio of branded products through internal development, acquisition, in-licensing, collaboration with other companies and co-promotion agreements. Warner Chilcott is also pursuing approval of a number of complex generic pharmaceutical products.

HISTORY

The Company is an Irish public limited company founded in 1992 as Nale Laboratories Limited. In March 1996 Nale acquired certain assets and assumed certain liabilities (the "Acquisition") of Warner Chilcott Laboratories, a division of Warner-Lambert Company (the "Division"). From 1987 to the date of the Acquisition, the Division engaged in the sale and distribution of generic products for Warner-Lambert Company. Following the Acquisition, Nale changed its name to Warner Chilcott Public Limited Company.

The principal purpose of the Acquisition was to provide the Company with channels of distribution in the United States. In addition, the Company gained an established reputation in the pharmaceutical industry, a portfolio of existing products, and a functioning organization. The Company's customer base includes all major national wholesalers and pharmacy chains. In addition, a telemarketing organization covers almost 5,000 independent pharmacies. The certain assets and liabilities of the Division acquired in the Acquisition are now organized in the United States as Warner Chilcott, Inc., a wholly-owned subsidiary of Warner Chilcott Public Limited Company. The cost of the Acquisition, approximately $145 million, was financed through the private placement of senior subordinated debt and equity securities, borrowings under a working capital facility and cash on hand. Subsequently, 87% of the subordinated notes were converted into ordinary shares.

The Company's revenues are currently generated in the United States and the U.S. dollar is the functional currency of the Company. Accordingly the Company's exposure to currency fluctuation is limited. Product sourcing from vendors and research and development agreements are normally contracted in U.S. dollars. As a company operating in multiple jurisdictions, the Company will be subject to taxation on its earnings in the jurisdictions in which it operates. At present, such jurisdictions include Ireland and the United States.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 and 1997

Total revenue for the six months ended June 30, 1998 declined 33.7% to $26.3 million from $39.6 million for the same period in 1997. Branded sales in the period increased 84.7% to $7.7 million from $4.2 million in the prior year. Branded products sold throughout the 1998 period included: Vectrin(R), LoCholest(TM), NataFort(R) and several branded products acquired from
Warner-Lambert in June 1997. Branded sales in the 1997 period included only Vectrin and LoCholest, both of which were launched in the second calendar quarter of 1997. Sales of non-differentiated generic products during the period declined $16.9 million to $18.6 million due to the out-licensing of the Company's generic minocycline product to Barr Laboratories beginning in the third quarter of 1997 and decreased emphasis on generic products in favor of the Company's branded offerings.

Despite the decline in total revenue, an improved gross margin on sales produced a 27.4% increase in gross profit dollars to $8.1 million compared to $6.4 million in 1997. Gross margin percentage increased by 14.8 points to 30.8% from 16.0% for the six months ended June 30, 1997. The improvement in both gross profit dollars and gross margin percentage reflect the shift in the mix of the Company's revenues toward higher-margin branded products.

Selling, general and administrative expenses totaled $18.1 million for the period compared to $7.2 million in 1997, an increase of 151%. The most significant factors contributing to the increase in the 1998 period versus 1997 were: the expansion and development of the company's sales force from 30 professionals at June 30, 1997 to over 175 at June 30, 1998, increased promotional spending in support of the launch of NataFort beginning in January 1998 and increased costs associated with the litigation of patent challenges related to the Company's ANDA filings for nifedipine CC and terazosin hydrochloride.

Research and development expense declined from $4.6 million for the six months ended June 30, 1997 to $1.6 million for the same period in 1998. Research and development expense includes both internal product development efforts and the costs of collaborations with development partners. During the 1997 period, the company made a number of milestone payments to product development partners related to several complex generic products. In addition, beginning in late 1997, Warner Chilcott shifted its overall product development focus to concentrate on lower cost internal projects.

The net result of the factors outlined above was that the Company's operating loss for the six months ended June 30, 1998 increased to $14.4 million from $8.1 million in 1997. The improvement in gross profit dollars and reduction in research and development costs were more than offset by the increased costs of building the Company's sales force and promoting its branded products.

Interest income during the period increased to $1.4 million from $0.1 million due to the infusion of capital in connection with the Company's initial public offering in August 1997. Interest expense declined to $1.4 million from $5.0 million in 1997 primarily due to the exchange of $49.5 million of senior subordinated discount notes for ordinary shares in June 1997.

The net loss for the six months ended June 30, 1998 increased by 10.4% to $14.3 million as compared to a net loss of $13.0 million in the same period in 1997. The loss per ordinary share for the period decreased to ($1.16) on 12.4 million shares from ($2.48) on 5.2 million shares. The increase in the weighted average ordinary shares outstanding reflects the issuance of ordinary shares in connection with the Company's initial public offering in August 1997 and related financings.

Three months ended June 30, 1998 and 1997

Total revenues for the quarter ended June 30, 1998 declined to $12.4 million from $20.6 million for the same period in 1997. Sales of branded products for the 1998 quarter increased $0.2 million or 5.3% to $4.4 million compared with $4.2 million in 1997. 1998 second quarter revenues include sales of Vectrin, LoCholest, NataFort and several branded products acquired from Warner-Lambert Company 1997. Sales of branded products in the second quarter of 1997 included only Vectrin and LoCholest, but were unusually high as the Company launched both products during the quarter and benefited from the stocking of the trade. Sales of non-differentiated generic products during the quarter declined $8.4 million to $8.0 million due to the out-licensing of the Company's generic minocycline product to Barr Laboratories beginning in the third quarter of 1997 and decreased emphasis on generic products in favor of the Company's branded offerings.

Despite the decline in total revenue, an improved gross margin on sales resulted in gross profit dollars increasing 22.7% to $4.6 million compared to $3.8 million in 1997. Gross margin percentage increased by 18.8 points from 18.3% in 1997 to 37.1% for the quarter ended June 30, 1998. The improvement in both gross profit dollars and gross margin percentage reflect the shift in the mix of revenues toward higher-margin branded products.

Selling, general and administrative expenses during the quarter rose $5.4 million to $9.4 million, an increase of 137%. The increase reflects the expansion of the Company's sales force, increased promotional costs associated with NataFort and higher legal costs in connection with the litigation of various patent challenges.

Research and development expenses declined $0.5 million due to the Company's decision to focus on lower-cost internal product development projects during the period.

The net result of the factors outlined above was that Company's operating loss for the quarter increased 125% to $6.9 million compared with the second quarter of 1997. The improvement in gross profit dollars and reduction in research and development expenses were more than offset by increased costs of building and maintaining the Company's sales force and other expenses.

Interest income in the quarter increased to $0.7 million due to the availability of funds for investment following the Company's initial public offering.
Interest expense declined to $0.7 million from $2.5 million in 1997 primarily due to the exchange of $49.5 million of senior subordinated discount notes for ordinary shares in June 1997.

The net loss for the quarter ended June 30, 1998 increased by 24.9% to $6.9 million as compared to a net loss of $5.6 million for the second quarter of 1997. The loss per ordinary share for the quarter decreased to ($0.56) on 12.4 million shares from ($0.97) on 5.7 million shares in 1997. The increase in the weighted average ordinary shares outstanding reflects the issuance of ordinary shares in connection with the Company's initial public offering in August 1997 and related financings.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS:

Following is a discussion of some the risks and historical facts which should be considered when evaluating the current and future results of the Company. This discussion is not intended to include all risks and historical facts that could produce adverse results.

Warner Chilcott has a history of operating losses. Operating losses have been posted since the formation of the Company in 1992. As of June 30, 1998, the Company's accumulated deficit was $97.6 million. The Company has invested in the corporate infrastructure and sales organization needed to support the marketing and product development activities that management believes necessary for the success of the Company. However, there can be no assurance that these efforts will be sufficient and, thus, future profitability is uncertain.

The future capital needs and additional funding activities of the Company are uncertain. Warner Chilcott has experienced negative cash flows from operations and has funded its activities to date from the issuance of equity and debt securities. The Company has expended, and will continue to be required to expend, substantial funds for promotional activities for products, to continue research and development of product candidates, to in-license and acquire additional products and to undertake sales and marketing efforts of its current or future products. Although the Company may seek additional funding through the public or private capital markets, there can be no assurance that any such funding will be available to the Company.

Intense competition exists within the pharmaceutical industry. Many companies, some with greater financial, marketing and development capabilities than the Company, are engaged in developing, marketing and selling products that compete with the products offered by Warner Chilcott. Other products now in use or under development by others may be more effective or have fewer side effects than the Company's current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of the Company's products.

There can be no assurance that developments by others will not render any product or technology the Company produces to be obsolete or otherwise noncompetitive.

The clinical development, manufacture, marketing and sale of pharmaceutical products is subject to extensive federal, state and local regulation in the United States and similar regulation outside the United States. FDA approval is required before most drug products can be marketed. FDA filings can be time consuming and expensive without assurance that the results will be adequate to justify approval. There can be substantial delays in the process, including the need to provide additional data. There can be no assurance that approvals for filings already made by the Company, or to be made in the future, can be obtained in a timely manner, if at all, or that the regulatory requirements for any such proposed products can be met. In addition, new regulations may adversely affect the Company's operations or competitive position in the future.

The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Continued consolidation of either wholesale distributors or retail pharmacies may adversely effect the Company's operations.

The Company depends on third parties for the manufacture of its current and future products. Currently the Company does not possess the facilities or resources needed for these activities. The Company's strategy for development, commercialization and manufacturing of certain of its products entails entering into various arrangements with corporate collaborators, licensors and others. If any of the Company's corporate collaborators were unable to satisfy their contractual obligations to the Company, there can be no assurance that the Company would be able to negotiate similar arrangements with other third parties.

Many of the principal components of the Company's products are available only from single source suppliers. There can be no assurance that the Company will establish or, if established, maintain good relationships with such suppliers or that such suppliers will continue to exist or be able to supply ingredients in conformity with regulatory requirements.

Warner Chilcott is engaged in the manufacture and marketing of products that may give rise to the development of certain legal actions and proceedings. The Company carries product liability insurance and umbrella liability insurance. There can be no assurance that this coverage is adequate to cover potential liability claims or that additional insurance coverage will be available in the future if the Company manufactures and markets new products. The Company's financial condition and results of operations could be materially adversely affected by the unfavorable outcome of legal actions and proceedings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, cash and cash equivalents amounted to $47.2 million. This balance is primarily the result of the infusion of capital from the Company's initial public offering in August 1997 and related financings totaling approximately $74.6 million. Proceeds from the IPO have been used to fund ongoing working capital requirements. The Company's working capital, adjusted to exclude cash and short-term debt balances, remained the same at June 30, 1998 as compared with December 31, 1997. Adjusted working capital on these dates amounted to $13.5 million.

On March 30, 1998, the Company entered into a $30 million senior secured working capital agreement with a syndicate of banks led by PNC Business Credit to fund a portion of its investment in inventories and accounts receivable. At June 30, 1998, the Company had $19.7 million outstanding under this bank credit agreement, an increase of $5.2 million over the balance at December 31, 1997 of $14.5 million. Working capital availability is contingent upon the balances of certain inventory, accounts receivable and other assets of Warner Chilcott, Inc., the Company's wholly owned United States operating subsidiary. Prior to March 30, 1998, a syndicate of banks led by BT Commercial Corporation provided the Company's working capital facility.

The Company posted a substantial loss for the six months ended June 30, 1998 and losses may continue throughout 1998 and beyond. In addition, the Company may invest in additional working capital or make capital expenditures to support its various business activities. Management believes the combination of the Company's cash balances ($47.2 million at June 30, 1998) and availability under its working capital facility provide Warner Chilcott with access to sufficient capital to meet its requirements for at least the next 12 months. There can be no assurance, however, that such funds will be sufficient. Beyond such period, and in the absence of the Company generating cash from operations, the Company would need to raise additional funds. The Company expects that it would seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that additional funding will be available on acceptable terms, or at all.

INFLATION

Inflation had no material impact on Warner Chilcott's operations during the six months ended June 30, 1998.

YEAR 2000

The Company's primary information technology systems are used in the finance, administration, billing, distribution and selling systems operated in the Company's U.S. operating subsidiary, Warner Chilcott, Inc.. Since the acquisition in March 1996, the Company has had to put in place new systems to replace those systems previously provided by Warner-Lambert Company to the former Division. As a result, the Company has put in place computer systems, which have been recently developed by their vendors, and has requested certification from their vendors that these systems are Year 2000 compliant.

Since April 1, 1998, the Company has been contracting out warehousing, distribution, billing and prime vendor charge back services to Livingston Healthcare Services Inc., a specialist provider of distribution and other services to the pharmaceutical industry. The Company is being kept appraised of Livingston's efforts to ensure that their systems are Year 2000 compliant. The Company therefore believes that it has taken steps to minimize any material adverse consequences of Year 2000 problems, although there can be no assurance at this time that such problems may not arise. Costs associated with the exercise are not expected to be material and will be expensed as incurred.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Part II - Other Information
Item 1. Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims.

During April 1998, Abbott Laboratories filed a lawsuit against the Company for alleged infringement of certain patents related to Warner Chilcott's ANDA filing for terazosin hydrochloride. Abbott markets terazosin hydrochloride under the brand name Hytrin(R). Management of the Company believes that the Abbott action is without merit and is vigorously contesting it.

Other than outlined above, the Company is not party to any litigation or other legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's business, results of operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual General Meeting of shareholders was held on April 2, 1998 in Dublin, Ireland. Following are the matters brought to vote and the results:

                                                                        Broker
     Board of Director Elections       For       Against    Abstain    Non-votes
     ---------------------------    ---------    -------    -------    ---------
     Donald E. Panoz                5,731,972       0          0           0
     Thomas G. Lynch                5,731,972       0          0           0
     James H. Bloom                 5,731,972       0          0           0
     Bruce L. Downey                5,731,972       0          0           0
     Roger M. Boissonneault         5,731,972       0          0           0

Proposals to authorize the Board of Directors to fix the remuneration of the Auditors and approve the Directors' Report and Financial Statements for the year ended December 31, 1997 together with the Auditor's Report were approved with 5,731,972 votes for, no votes against, no abstentions and no broker non-votes.

In addition, each of the following proposals were approved with 5,730,972 votes for, 1000 votes against, no abstentions and no broker non-votes.

      (i) to authorize the Board of Directors to allot and issue shares up to an aggregate nominal amount equal to the authorized but unissued share capital of the Company;

      (ii) to authorize the Board of Directors to allot equity securities for cash; and

      (iii) to authorize the Board of Directors to capitalize any part of the amount standing to the credit of the share premium account at the time of such capitalization, and to apply the capitalized sum in paying up in full unissued shares for distribution to Ordinary shareholders pro rata to their existing stockholdings.

Finally, the proposal to adopt the amended 1997 Incentive Share Option Scheme was approved with 5,579,872 votes for, 152,100 votes against, no abstentions and no broker non-votes.

Item 5. Other Information

Pursuant to newly adopted rules of the Securities and Exchange Commission, any company shareholder who intends to present a proposal at the Company's Annual General Meeting of shareholders in 1999 without requesting the Company to include such proposal in the Company's proxy materials should be aware that he must notify the Company not later than January 25, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on the Company by proxies delivered to the Company in connection with the meeting.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits - The following exhibits are filed with this document:

Exhibit No.       Description
-----------       -----------
    10.1 Employment agreement between the Company and James G. Andress, dated March 3, 1997

    10.2       Employment   agreement   between   the   Company   and  Roger  M.
               Boissonneault, dated March 3, 1997

    10.3 Employment agreement between the Company and Paul S. Herendeen, dated February 3, 1998

    10.4 Warrant Certificate agreement between the Company and James G. Andress, dated October 31, 1996

    10.5 Warrant Certificate agreement between the Company and James G. Andress, dated October 31, 1996

    10.6 Warrant Certificate agreement between the Company and Roger M. Boissonneault, and dated October 31, 1996

    10.7 Warrant Certificate agreement between the Company and Roger M. Boissonneault, and dated October 31, 1996

    10.8 Warrant Certificate agreement between the Company and Paul S. Herendeen, and dated February 3, 1998

    10.9 Revolving Credit and security Agreement, dated March 30, 1998, among Warner Chilcott, Inc. PNC Bank, National Association and the Lenders thereto

    10.10 Financial Support Undertaking, dated March 30, 1998, made by Warner Chilcott Public Limited Company and Warner Chilcott (Bermuda) Limited in favor of PNC Bank, National Association

    10.11 Continuing Limited Non-Recourse and Collateralized Guaranty, dated March 30, 1998, made by Warner Chilcott (Bermuda) Limited in favor of PNC Bank, National Association

    10.12 Trademark Collateral Assignment and Security Agreement, from Warner Chilcott, Inc. to PNC Bank, National Association, dated March 30, 1998

    10.13      Trademark  Collateral  Assignment  and Security  Agreement,  from
               Warner  Chilcott   (Bermuda)   Limited  to  PNC  Bank,   National
               Association, dated March 30, 1998

    27         Financial Data Schedule

b.  Reports on Form 8-K:

No report was filed during the three months ended June 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                            (Registrant)

August 14, 1998               /s/ Paul S. Herendeen
                              ---------------------
                              Paul S. Herendeen
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)

August 14, 1998               /s/ David G. Kelly
                              ------------------
                              David G. Kelly
                              Group Vice President, Finance
                              (Principal Accounting Officer)