Form 10-Q
period 1998-09-30
WARNER CHILCOTT PLC
filed 1998-11-13
CIK 1042459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

American Depositary Shares, representing Ordinary Shares, par value $.05 each; Ordinary Shares, par value $.05 each; 12,366,808 Ordinary Shares outstanding at September 30, 1998.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                Table of contents

                                                                        PAGE NO.
                                                                        --------

Part I - Financial Information

Item 1. Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 1998 and
               December 31, 1997                                            2-3

         Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 1998 and 1997                 4

         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997                             5

         Notes to the Unaudited Consolidated Financial Statements           6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

Part II - Other Information

Item 1.  Legal Proceedings                                                  14

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

Part I - Financial Information

Item 1. Financial Statements

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

   Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997
                                     Assets
                         (in thousands of U.S. dollars)

                                  (UNAUDITED)

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
ASSETS
    Current Assets:
      Cash and cash equivalents                       $ 43,346        $ 52,786
      Accounts receivable                               19,934          14,599
      Inventories                                       16,896          16,175
      Prepaid expense and other assets                   7,284           7,399
                                                      --------        --------
         Total current assets                           87,460          90,959
                                                      --------        --------

    Fixed Assets:
      Property, plant and equipment (net)                1,069           1,148

    Other Assets:
      Intangible assets                                 75,600          79,630
                                                      --------        --------
         Total assets                                 $164,129        $171,737
                                                      ========        ========

 See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
   Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997
                      Liabilities and Shareholders' Equity
                         (in thousands of U.S. dollars)

                                   (UNAUDITED)

                                                     September 30,  December 31,
                                                         1998          1997
                                                     -------------  ------------
LIABILITIES
    Current Liabilities:
      Short-term debt                                  $  20,172     $  14,511
      Accounts payable                                    16,571        11,417
      Accrued liabilities                                  6,025         7,994
      Due to Elan Corporation, plc and subsidiaries        5,325         5,267
                                                       ---------     ---------
         Total current liabilities                        48,093        39,189
                                                       ---------     ---------

    Other Liabilities:
      Long-term debt                                       8,764         7,902
                                                       ---------     ---------
         Total liabilities                                56,857        47,091
                                                       ---------     ---------

SHAREHOLDERS' EQUITY
    Ordinary Shares, par value $.05 per share;
      50,000,000 shares authorized,
      12,366,808 shares issued and outstanding
      at September 30, 1998 and December 31, 1997            618           618
    Deferred Shares, par value IR(pound)1
      per share; 30,000 shares authorized,
      30,000 shares issued and outstanding
      at September 30, 1998 and December 31, 1997             45            45
    Additional paid-in capital                           208,939       208,962
    Shareholders' accumulated deficit:
      Accumulated deficit, beginning of period           (83,281)      (54,907)
      Current period loss                                (17,814)      (28,374)
                                                       ---------     ---------
         Accumulated deficit, end of period             (101,095)      (83,281)
                                                       ---------     ---------
      Deferred compensation                               (1,235)       (1,698)
                                                       ---------     ---------
         Total shareholders' equity                      107,272       124,646
                                                       ---------     ---------
           Total liabilities and
             shareholders' equity                      $ 164,129     $ 171,737
                                                       =========     =========

 See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
      Consolidated Statements of Operations for the Three and Nine Months
                       Ended September 30, 1998 and 1997
             (in thousands of U.S. dollars, except per share data)

                                  (UNAUDITED)

                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                                   1998            1997               1998           1997
                                                   ----            ----               ----           ----
REVENUES
      Branded product sales                    $      3,109    $      1,864       $     10,854    $      6,057
      Generic product sales                           6,228          19,658             24,788          55,114
      Marketing alliances and other revenue           7,764            --                7,764            --
                                               ------------    ------------       ------------    ------------
         Total revenues                              17,101          21,522             43,406          61,171
                                               ------------    ------------       ------------    ------------

COSTS AND EXPENSES
    Cost of goods sold                                7,987          17,742             26,187          51,028
    Selling, general and administrative              10,245           7,942             28,364          15,157
    Depreciation and amortization                     1,405           1,400              4,213           4,050
    Research and development                            796           1,258              2,354           5,829
    Interest expense, net                               145             107                102           5,015
                                               ------------    ------------       ------------    ------------
      Total costs and expenses                       20,578          28,449             61,220          81,079
                                               ------------    ------------       ------------    ------------

NET LOSS BEFORE TAXES                                (3,477)         (6,927)           (17,814)        (19,908)
                                               ------------    ------------       ------------    ------------

Income taxes                                           --              --                 --              --

                                               ------------    ------------       ------------    ------------
NET LOSS                                       $     (3,477)   $     (6,927)      $    (17,814)   $    (19,908)
                                               ============    ============       ============    ============

Net loss per ordinary share                    $      (0.28)   $      (0.65)      $      (1.44)   $      (2.84)
                                               ------------    ------------       ------------    ------------

Weighted average ordinary shares outstanding     12,366,808      10,590,000         12,366,808       7,022,000
                                               ============    ============       ============    ============

 See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
            Consolidated Statements of Cash Flows for the Nine Months
                       Ended September 30, 1998 and 1997
                         (in thousands of U.S. dollars)

                                   (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                       1998          1997
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $(17,814)     $(19,908)
    Adjustments to reconcile net
      loss to net cash provided by
      operating activities
      Depreciation and amortization                     4,213         4,050
      Accretion of loan discount                          862         3,907
      Stock compensation expense                          463           618
      Loss on sale of fixed assets                       --              98
      Changes in assets and liabilities:
         Increase in accounts receivable
           and prepaid expense                         (5,220)       (5,198)
         (Increase) decrease in inventories              (721)        6,960
         Increase in accounts payable and
           accrued liabilities                          3,185        11,132
                                                     --------      --------
           Net cash (used) provided by
              operating activities                    (15,032)        1,659
                                                     --------      --------

CASH FLOWS (USED IN) PROVIDED
  BY INVESTING ACTIVITIES:
    Purchase of tangible fixed assets                    (104)         (489)
    Purchase of intangible fixed assets                  --         (16,888)
    Sale of tangible fixed assets                        --           1,180
                                                     --------      --------
      Net cash used in investing activities              (104)      (16,197)
                                                     --------      --------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
    Working capital facility proceeds                   5,661           283
    Loan proceeds (repayment) - Elan
       Corporation, plc                                    58        (4,729)
    (Miscellaneous costs) proceeds from
       sale of share capital                              (23)       74,677
                                                     --------      --------
      Net cash provided by financing activities         5,696        70,231
                                                     --------      --------

Net (decrease) increase in cash and cash
    equivalents                                        (9,440)       55,693
    Cash and cash equivalents,
       beginning of period                             52,786         2,663
                                                     --------      --------
    Cash and cash equivalents, end of period         $ 43,346      $ 58,356
                                                     ========      ========

 See notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 1998


NOTE 1:  BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in Warner Chilcott Public Limited Company's (the "Company" or "Warner Chilcott") 1997 Annual Report on Form 20-F.

The Company is an Irish public limited company with operations in Dublin, Ireland and Rockaway, NJ, USA. The Company's financial statements include the financial statements for Warner Chilcott Public Limited Company and all of its subsidiaries and are prepared in U.S. dollars in conformity with United States generally accepted accounting principles.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

NOTE 2:  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined principally on the basis of first-in, first-out or standards that approximate average cost.

                                          September 30, 1998   December 31, 1997
                                              (in thousands of U.S. dollars)
                                          ------------------   -----------------
Raw materials                                  $ 2,010              $ 3,687
Finishing supplies                                --                      7
Work in process                                  1,269                  492
Finished goods                                  14,564               12,460
                                               -------              -------
                                                17,843               16,646

Less:  Valuation reserves                          947                  471
                                               -------              -------
     Inventories                               $16,896              $16,175
                                               =======              =======

NOTE 3:  SCHERING PLOUGH AGREEMENT

The Company entered into an agreement with Schering Plough under which Warner Chilcott promotes two Schering Plough cardiovascular products. This agreement was effective July 1, 1998 and revenue from this arrangement is included in the Statement of Operations under the caption "Marketing alliances and other revenue."

NOTE 4:  EARNINGS PER SHARE

The Company adopted the provisions of SFAS No. 128, Earnings Per Share on December 31, 1997. This statement requires that all prior-period net income per ordinary share calculations be restated to conform with the provisions of this Statement. Basic net income per ordinary share has been computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all potentially dilutive ordinary shares outstanding during the period and adjusting net income for any changes in income or loss that would result from the conversion of such potential ordinary shares. The per share amount for the nine months ended September 30, 1997 was retroactively restated to give effect to SFAS No. 128. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and nine months ended September 30, 1998 and 1997. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive.

NOTE 5:  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised solely of net income (loss).

NOTE 6:  CONTINGENCIES

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

NOTE 7:  UNITED STATES FEDERAL INCOME TAXES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results" and in the Company's 1997 Annual Report on Form 20-F filed with the Securities and Exchange Commission, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Set forth below is the discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1998. This discussion should be read in conjunction with the consolidated unaudited financial statements and the related notes, appearing in Item 1.

Overview

Warner Chilcott is engaged in the development, marketing, sale and distribution of prescription pharmaceutical products in the United States. The Company's current focus is on branded products targeted for three specialty segments: cardiology, women's health care and dermatology. All of the Company's branded products are promoted by the Company's specialty sales force.

Warner Chilcott  currently  markets a portfolio of branded  products  including:
NataFort(R), a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products, IMDUR(R), a once-daily oral nitrate for angina, K-DUR(R), a sustained release potassium supplement, Vectrin(R), an antibiotic used most frequently for the treatment of acne, and LoCholest(TM), a lipid regulator for the reduction of LDL cholesterol levels. NataFort, Vectrin and LoCholest are owned by Warner Chilcott while IMDUR(R) and K-DUR(R) are products owned by Schering Plough and promoted by Warner Chilcott under a co-promotion agreement.

Warner Chilcott plans to add additional products to its portfolio of branded products through internal development, co-promotion agreements, in-licensing, acquisition and development collaborations with other companies. Warner Chilcott is also pursuing approval of a number of complex generic pharmaceutical products.

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

The Company's revenues are currently generated in the United States and the U.S. dollar is the functional currency of the Company. Accordingly, the Company's exposure to currency fluctuation is limited. Product sourcing from vendors and research and development agreements are normally contracted in U.S. dollars. As a company operating in multiple jurisdictions, the Company will be subject to taxation on its earnings in the jurisdictions in which it operates. At present, such jurisdictions include Ireland and the United States.

Results of Operations

Three months ended September 30, 1998 and 1997

Total revenue for the quarter ended September 30, 1998 declined to $17.1 million from $21.5 million for the same period in 1997. Sales of branded products for the 1998 quarter increased $1.2 million or 66.8% to $3.1 million compared with $1.9 million in 1997 primarily due to continuing sales of NataFart (R) that was launched in January 1998. Sales of non-differentiated generic products during the quarter declined $13.4 million to $6.2 million due to the out-licensing of the Company's generic minocycline product to Barr Laboratories beginning in the fourth quarter of 1997 and decreased emphasis on generic products in favor of the Company's branded offerings.

Gross profit on product sales decreased 64.3% or $2.4 million to $1.4 million in 1998 from $3.8 million in 1997. Gross profit declined due to several factors including: unfavorable trends in gross margin percentages on the sale of non-differentiated generic products, returns of short-dated branded goods during the quarter and increases in valuation reserves associated with inventory of certain generic products. Gross margin percentage on product sales declined to 14.5% for the third quarter versus 17.6% for the same period in 1997 for the same reasons.

The Company began marketing IMDUR(R) and K-DUR(R) as of July 1, 1998 in accordance with an agreement with Schering Plough. Revenue from this activity was largely responsible for the increase in marketing alliances and other revenue.

Selling, general and administrative expenses for the quarter rose $2.3 million compared with the same quarter in the prior year, an increase of 29%. This increase was due to the expansion of the Company's sales force and the addition of general and administrative staff to support the Company's broader scope of activities. Also contributing to the increase were costs associated with the litigation of patent challenges related to the Company's ANDA filings for nifedipine CC and terazosin hydrochloride. The increases in sales force and litigation costs were offset somewhat by decreased promotional spending as compared with the 1997 period, particularly lower spending against LoCholest(TM).

Research and development expenses declined $0.5 million as compared with the same quarter in 1997 due to the Company's decision to pursue lower-cost internal product development projects during 1998.

The net loss for the quarter ended September 30, 1998 decreased by 49.8% to $3.5 million as compared to a net loss of $6.9 million for the third quarter of 1997. Revenue from marketing alliances more than offset the increased costs of the Company's sales force and increased administrative expense. The loss per ordinary share for the quarter decreased to ($0.28) on 12.4 million shares from ($0.65) on 10.6 million shares in 1997. The increase in the weighted average ordinary shares outstanding reflects the issuance of ordinary shares in connection with the Company's initial public offering in August 1997 and related financings.

Nine Months Ended September 30, 1998 and 1997

Total revenue for the nine months ended September 30, 1998 declined 29% to $43.4 million from $61.2 million for the same period in 1997. Branded sales in the period increased 79.2% to $10.9 million from $6.1 million in the prior year. Branded products sold throughout the 1998 period included: NataFort(R), LoCholest(TM), Vectrin(R) and several branded products acquired from Warner-Lambert in June 1997. Branded sales in the 1997 period included LoCholest and Vectrin, both of which were launched in the second calendar quarter of 1997, and the several branded products acquired from Warner-Lambert which were sold by Warner Chilcott beginning in the third calendar quarter of 1997. Sales of non-differentiated generic products during the period declined $30.3 million or 55% to $24.8 million due to the out-licensing of the Company's generic minocycline product to Barr Laboratories beginning in the fourth quarter of 1997 and decreased emphasis on generic products in favor of the Company's branded offerings.

Gross profit on product sales was $9.5 million for the nine months ended September 30, 1998 as compared to $10.1 million for the 1997 period. Increased gross profit dollars resulting from increased sales of branded products were more than offset by declines in gross profit from dollars from non-differentiated generic product sales. The impact of the decreased sales of generic products was exacerbated by a reduction in the gross margin percentage realized on those sales. The blended gross margin percentage in the period increased by 9.9 points to 26.5% from 16.6% for the nine months ended September 30, 1997 reflecting the shift in the mix of the Company's revenues toward higher-margin branded products.

The Company began marketing IMDUR(R) and K-DUR(R) as of July 1, 1998 in accordance with an agreement with Schering Plough. Revenue from this activity was largely responsible for the increase in marketing alliances and other revenue.

Selling, general and administrative expenses totaled $28.4 million for the period compared to $15.2 million in 1997, an increase of 87.1%. The most significant factor contributing to the increase was the expansion of the company's sales force and related infrastructure. During the second quarter of 1997 the Company established its sales force with 64 sales representatives, and ended the third quarter 1997 with 111 sales representatives. The Company began 1998 with 167 sales representatives, and ended the third quarter 1998 with 228 representatives. In addition, general and administrative expenses increased as the company added staff to support the increased breadth of the Company's activities. Lastly, in 1998 the Company incurred substantial expenses associated with the litigation of patent challenges related to the Company's ANDA filings for nifedipine CC and terazosin hydrochloride.

Research and development expense declined from $5.8 million for the nine months ended September 30, 1997 to $2.4 million for the same period in 1998. Research and development expense includes both internal product development efforts and the costs of collaborations with development partners. During the 1997 period, the Company made a number of one-time milestone payments to product development partners related to several complex generic products which the Company continues to pursue. In addition, beginning in late 1997, Warner Chilcott shifted its overall product development focus to concentrate on lower cost internal projects.

Net interest expense in the period decreased to $0.1 million in the 1998 period from $5.0 million for the same period in 1997. The decrease reflects the exchange and conversion of $49.5 million of Senior Subordinated Discount Notes into ordinary shares in June 1997 and interest income earned on the net proceeds from the Company's IPO and related financings in August of 1997.

The net result of the factors outlined above was that the net loss for the nine months ended September 30, 1998 decreased by 10.5% to $17.8 million as compared to a net loss of $19.9 million for the same period in 1997. Increased sales of branded products combined with the revenue from marketing alliances more than offset the increased costs of the Company's sales force and increased administrative expense. The loss per ordinary share for the period decreased to ($1.44) on 12.4 million shares from ($2.84) on 7.0 million shares. The increase in the weighted average ordinary shares outstanding reflects the issuance of ordinary shares in connection with the Company's initial public offering in August 1997 and related financings, and the conversion of senior subordinated discount notes for ordinary shares.

Factors That May Affect Future Operating Results

Following is a discussion of some the risks and historical facts which should be considered when evaluating the current and future results of the Company. This discussion is not intended to include all risks and historical facts that could produce adverse results.

Warner Chilcott has a history of operating losses. Operating losses have been posted since the formation of the Company in 1992. As of September 30, 1998, the Company's accumulated deficit was $101.1 million. The Company has invested in the corporate infrastructure and sales organization needed to support the marketing and product development activities that management believes necessary for the success of the Company. However, there can be no assurance that these efforts will be sufficient and, thus, future profitability is uncertain.

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

Liquidity and Capital Resources

At September 30, 1998, cash and cash equivalents on hand amounted to $43.3 million. This balance is primarily the result of the infusion of capital from the Company's initial public offering in August 1997 and related financings totaling approximately $74.6 million. Proceeds from the IPO have been used to fund operating losses and ongoing working capital requirements. The Company's working capital, adjusted to exclude cash and short-term debt balances, increased to $16.2 million at September 30, 1998 from $13.5 million at December 31, 1997. The growth in adjusted working capital was primarily due to an increased investment in accounts receivable at September 30, 1998 related to the Schering Plough promotion agreement.

On March 30, 1998, the Company entered into a $30 million senior secured credit agreement with a syndicate of banks led by PNC Business Credit to fund a portion of its investment in inventories and accounts receivable. At September 30, 1998, the Company had $20.2 million outstanding under this credit facility, an increase of $5.7 million over the $14.5 million owed on the predecessor credit facility at December 31, 1997. Credit availability under the PNC facility is based on the balances of certain inventory, accounts receivable and other assets of Warner Chilcott, Inc., the Company's wholly owned United States operating subsidiary.

The Company posted a substantial loss for the nine months ended September 30, 1998 and losses may continue throughout 1998 and beyond. In addition, the Company may invest in additional working capital or make capital expenditures to support its various business activities. Management believes the combination of the Company's cash balances ($43.3 million at September 30, 1998) and availability under its working capital facility provide Warner Chilcott with access to sufficient capital to meet its requirements for at least the next 18 months. There can be no assurance, however, that such funds will be sufficient. Beyond such period, and in the absence of the Company generating cash from operations, the Company would need to raise additional funds. The Company expects that it would seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that additional funding will be available on acceptable terms, or at all.

Inflation

Inflation had no material impact on Warner Chilcott's operations during the nine months ended September 30, 1998.

Year 2000

During 1997 the Company  adopted a  three-phase  year 2000 plan  consisting  of:
Phase I - identification of all internal business critical systems and applications, key vendors, and major customers. Although completed in June 1998, Phase I includes the ongoing assessment of new vendors and customers as they become associated with the Company's business activities. Phase II - assessment of year 2000 compliance for all systems and activities identified in Phase I. Phase II is currently in progress and is expected to be completed by the end of 1998. Phase III - remediation and/or development of contingency plans for non-compliant systems and activities. Phase III is currently in progress and is expected to be completed by the end of the first quarter of 1999.

The Company's primary information technology systems are used in the finance, administration, billing, distribution and selling systems operated in the Company's U.S. operating subsidiary, Warner Chilcott, Inc. Since the Acquisition in March 1996, the Company has put into place new systems to replace those systems previously provided by Warner-Lambert Company to the former Division. As a result, the Company's computer systems and applications have been recently developed. Year 2000 upgrades of network software and hardware, and financial software were completed during this year. With the exception of the Company's voice mail system, all internal business critical systems and applications are now year 2000 compliant. The voice mail system upgrade is expected to be completed during the first quarter of 1999.

The Company has sent written inquiries to its key vendors and major customers as to their progress in identifying and addressing year 2000 compliance issues. Those vendors and customers who have responded have reported that they expect to be year 2000 compliant well before the critical date. During the fourth quarter of 1998, the Company plans to send follow-up inquiries to those key vendors and major customers who have not as yet responded to the Company. The Company also plans to follow-up with all key vendors and customers to obtain an update on their year 2000 programs.

The Company does not expect the costs associated with year 2000 compliance to be material. As of September 30, 1998, the Company incurred less than $100,000 in the above mentioned system and application upgrades. These costs were paid from available funds. The Company does not expect to incur additional costs and has not deferred information systems projects in order to address year 2000 issues.

The most significant year 2000 risk faced by Warner Chilcott is compliance on the part of third party vendors with whom the Company does business. Warner Chilcott utilizes third party vendors to perform a variety of functions including, but not limited to, warehousing, distribution, billing services, product manufacture, market research and sales force recruitment. Although these vendors have supplied the Company with written confirmation of their anticipation of year 2000 compliance, the Company is developing contingency plans to address potential problems should their efforts prove unsuccessful.

Based on Warner Chilcott's assessment efforts to date, the Company believes that year 2000 issues will not be disruptive to its operations, nor have a material adverse effect on its financial condition or results of operations. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. There can be no assurance that the failure to ensure year 2000 compliance by a third party would not have a material adverse effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II - Other Information
Item 1. Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. The most material of these proceedings were described in the Company's 1997 Annual Report on Form 20-F filed with the Securities and Exchange Commission. There have been no significant developments in these proceedings, nor, has the Company become involved in additional material proceedings.

Item 5. Other Information

Pursuant to newly adopted rules of the Securities and Exchange Commission, any company shareholder who intends to present a proposal at the Company's Annual General Meeting of shareholders in 1999 without requesting that the Company include such proposal in the Company's proxy materials should be aware that he or she must notify the Company not later than January 25, 1999 of his or her intention to present such proposal. Otherwise, the Company may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on the Company by proxies delivered to the Company in connection with the meeting.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits - The following exhibits are filed with this document:

Exhibit No.                Description
-----------                -----------

   10.1 Promotion Agreement between Schering Corporation and Warner Chilcott PLC dated July 16, 1998

   10.2     Amendment to Promotion Agreement dated September 3, 1998

   27       Financial Data Schedule

b. Reports on Form 8-K:

No report was filed during the three months ended September 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                               (Registrant)

November 13, 1998                  /s/ Paul S. Herendeen
                                   ------------------------------------------
                                   Paul S. Herendeen
                                   Executive Vice President & Chief Financial
                                   Officer
                                   (Principal Financial Officer)

November 13, 1998                  /s/ David G. Kelly
                                   -----------------------------------------
                                   David G. Kelly
                                   Group Vice President, Finance
                                   (Principal Accounting Officer)