Form 10-K405
period 1998-12-31
WARNER CHILCOTT PLC
filed 1999-03-30
CIK 1042459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
 (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1998
                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number:

                     Warner Chilcott Public Limited Company

             (Exact name of Registrant as specified in its charter)

                   Ireland                                Not Applicable
       (Jurisdiction of incorporation          (IRS Employer Identification No.)
               or organization)

Lincoln House, Lincoln Place, Dublin 2, Ireland           353-1-662-4962
  (Address of principal executive offices)       (Registrants telephone number,
                                                      including area code)

Securities registered or to be registered pursuant to Section 12(b)
of the Act:   None

Securities registered or to be registered pursuant to Section 12 (g) of the Act:



American Depository Shares, representing Ordinary Shares, par value $0.05 each
  Nasdaq National Market Ordinary Shares par value $0.05 each Nasdaq National
                                    Market*

     * Listed, not for trading, but only in connection with the listing of American Depositary Shares, pursuant to the requirements of the Securities and Exchange Commission.

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: .........X................ No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 26, 1999 there were 12,366,808 Ordinary Shares outstanding. The aggregate market value of the Ordinary Shares (based upon the last sale price of $7.00 per share as of March 26, 1999 on the Nasdaq National Market System) held by non-affiliates of the registrant was $49,472,353.00. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates, which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") within 120 days after the end of the fiscal year ended December 31, 1998. Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on June 3, 1999 are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

GENERAL...........................................................................................................1

CAUTIONARY STATEMENT..............................................................................................2

PART I............................................................................................................3
         ITEM 1.  BUSINESS........................................................................................3
         ITEM 2.  PROPERTIES  ...................................................................................18
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................18
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................20

PART II
         ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...........................20
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................22
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........23
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................31
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................31
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........52
PART III.........................................................................................................53
         ITEM 14.  FINANCIAL STATEMENTS AND EXHIBITS.............................................................53

General

As used herein, the "Company" refers to Warner Chilcott Public Limited Company ("Warner Chilcott plc") and its consolidated subsidiaries, unless the context requires otherwise, and "WCI" refers to Warner Chilcott, Inc., a Delaware corporation and wholly owned subsidiary of Warner Chilcott plc. Unless otherwise indicated, the Company's financial statements and other financial data contained in this Form 10-K are presented in United States dollars ($) and are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

         Reporting on Form 10-K

         While the Company is a "Foreign Registrant" within the meaning of the Securities Exchange Act of 1934, it elected to file as a "Domestic Registrant" effective June 30, 1998. This Annual Report is therefore the first Annual Report of the Company to be filed on Form 10-K.

         Trademarks and Service Marks

         The following are trademarks and service marks belonging to, licensed to, or otherwise used by the Company throughout this Form 10-K:

         CHOLEDYL(R)
         DORYX(R)
         ERYC(R)
         LOCHOLEST(R)
         MANDELAMINE(R)
         NATAFORT(R)
         PYRIDIUM(R)
         PYRIDIUM(R) PLUS
         VECTRIN(R)
         WARNER CHILCOTT(TM)
         WARNER CHILCOTT LABORATORIES(TM)
         K-DUR(R),  IMDUR(R) and NITRODUR(R) are registered trademarks of Key
                  Pharmaceuticals, a division of Schering Corporation ("Schering-Plough"). The Company has permission to use these marks pursuant to a Distribution Agreement with Schering-Plough (the "Schering-Plough" Agreement).
         ESTRACE(R) and OVCON(R) are registered trademarks of Bristol-Myers
                  Squibb Company ("Bristol-Myers"). Warner Chilcott has permission to use these marks pursuant to a Co-Promotion Agreement with Apothecon, Inc. ("Apothecon"), a subsidiary of Bristol-Myers (the "Bristol-Myers Agreement").
         ADALAT(R) is a registered trademark of Bayer AG.
         HYTRIN(R) is a registered trademark of Abbott Laboratories

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the sections of this Form 10-K entitled "Customers," "Trademarks, Patents and Proprietary Rights," "Competition," "Government Regulation," "Manufacturing and Supply," "Product Liability" and "Factors That May Affect Future Operating Results" and in the Company's 1997 Annual Report on Form 20-F and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," and other similar expressions. However these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                                     Part I
Item 1.  Business.

Overview

The Company is primarily engaged in the development, marketing, sale and distribution of prescription pharmaceutical products in the United States. The Company's current focus is on branded products targeted for three specialty segments: women's health care, cardiology, and dermatology. All of the Company's branded products are promoted by the Company's specialty sales force.

The Company currently markets a portfolio of branded products including:
NataFort(R), a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products, Pyridium(R) Plus, an orally active urinary tract analgesic antispasmodic agent used for irritative bladder conditions, Vectrin(R), an antibiotic used most frequently for the treatment of acne, Doryx(R), a broad spectrum antibiotic, LoCholest(R), a lipid regulator for the reduction of LDL cholesterol levels, Estrace(R), a hormone replacement vaginal cream, Ovcon(R) 35, an oral contraceptive, K-Dur(R), a sustained release potassium supplement, Imdur(R), a once-daily oral nitrate for the treatment of angina and NitroDur(R), a nitroglycerin patch for the treatment of angina. NataFort(R), Pyridium(R) Plus, Vectrin(R), Doryx(R) and LoCholest(R) are products owned by the Company; Estrace(R) and Ovcon(R) are products owned by Bristol-Myers and promoted by the Company under the Bristol-Myers Agreement; and K-Dur(R), Imdur(R) and NitroDur(R) are products owned by Schering-Plough and promoted by the Company under the Schering-Plough Agreement.

The Company plans to add additional products to its portfolio of branded products through internal development, co-promotion agreements, in-licensing, acquisition and development collaborations with other companies.

History

The Company is an Irish public limited company founded in 1992 as Nale Laboratories Limited ("Nale"). In March 1996 Nale acquired certain assets and assumed certain liabilities (the "Acquisition") of Warner Chilcott Laboratories, a division of the Warner-Lambert Company (the "Division"). Following the Acquisition, Nale changed its name to Warner Chilcott Public Limited Company.

The principal purpose of the Acquisition was to provide the Company with channels of distribution in the United States. The Company also gained an established reputation in the pharmaceutical industry, a portfolio of existing products, and a functioning organization. The Company's customer base includes all major national wholesalers and pharmacy chains. In addition, the Company utilizes the services of an outside telemarketing organization to cover almost 5,000 independent pharmacies. The assets and liabilities of the Division acquired in the Acquisition are now organized in the United States as Warner Chilcott, Inc., a wholly-owned subsidiary of Warner Chilcott Public Limited Company.

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

Developments during 1998 and Early 1999

The Company achieved a number of milestones during 1998 and early 1999 including:

 .        NataFort(R), the Company's internally developed prenatal vitamin, achieved extraordinary market penetration in its first full year of sales. By July 1998, NataFort(R) was the fastest growing product in its category. By February 1999, NataFort(R) captured the number one position in terms of new prescription market share.

 .        In July 1998 the Company entered into an agreement to market a number of Schering-Plough's branded products initially including K-Dur(R), Imdur(R) and Nitro-Dur(R) (See Item 1, Business - Collaborative Arrangements).

 .        The Company grew its pharmaceutical sales force to number approximately
         270 professionals, supported by an expanded sales management and product marketing team.

 .        The Company successfully eliminated all administrative reliance on
         Warner Lambert Company, putting in place its own sales support, personnel, legal, financial and distribution systems.

 .        In September 1998 the FDA approved Elan Corporation, plc's ("Elan")
         ANDA filing for Isosorbide-5-mononitrate extended release tablets, 60 mg. The product was developed for the Company by Elan, the Company's largest shareholder. Marketing rights to the product were subsequently assigned to Apothecon with the Company retaining a financial interest in sales by Apothecon.

 .        In February 1999 the Company entered into a five year Co-Promotion
         Agreement with Apothecon to promote Ovcon(R) 35 and Estrace(R) Cream to the women's health care market. In addition, the Company also entered into a License Agreement with Bristol-Myers allowing it to develop a new oral contraceptive to be marketed under the Ovcon(R) trademark.

 .        In March 1999 the Company launched Pyridium(R) Plus, an orally active urinary tract analgesic antispasmodic agent used for irritative bladder conditions.

Strategy

The Company's goal is to be a leading marketer of branded prescription medicines targeted for niche therapeutic applications in the United States. The main elements of the Company's strategy are:

 .        Sales and Marketing: maintain a highly trained, dedicated, specialist sales force capable of executing the company's marketing plans in the chosen specialist markets;

 .        Branded Products: focus on growth through building a portfolio of proprietary branded pharmaceutical products targeted at three speciality therapeutic segments: women's health care, cardiology and dermatology;

 .        Marketing Alliances: generate high-margin revenue streams to amortize the cost of the Company's sales force; gain access to new product opportunities through establishing brand marketing and management relationships with top-tier pharmaceutical companies;

 .        Product Development: acquire, in-license and develop in-house new branded products and line extensions to existing branded products to provide a platform for future growth; and

 .        Multisource Products: take advantage of opportunities arising from the
         Company's existing generic product portfolio and development pipeline to enhance the above strategy.

Sales and Marketing

The Company pursues the commercialization of branded pharmaceutical products that it believes will benefit from promotional activities directed toward physician specialists. The Company has built two direct sales forces, the first focused on general pharmaceutical sales and the other a dermatology sales force. These sales organizations focus their efforts on high volume prescribing physicians in each of the Company's target segments.

The Company began building its sales organization in 1997. By the end of 1998, the Company had established a sales organization of approximately 270 professionals as well as the infrastructure to support and manage its sales effort. The Company intends to augment its sales organization as needed to support the promotion of the Company's existing and future branded products.

The Company's marketing strategy is to promote its branded products to high volume prescribing physicians through these dedicated specialty sales forces. The Company employs precision marketing techniques, which include ongoing analyses of actual prescription data, to identify and target physicians that are likely to be receptive to promotional efforts for the Company's products. Generally, the physicians targeted tend to be specialists concentrated in metropolitan areas and within larger group practices. This concentration enables the Company to maximize the impact of its sales effort. Telemarketing and other services are used to support its sales organization in the Company's efforts to maintain frequent points of contact with targeted physicians.

The Company's general sales force began promoting LoCholest(R) to cardiologists in the second quarter of 1997 and NataFort(R) to obstetricians and gynecologists in January 1998. In July 1998 the general sales force began promoting cardiology products covered by the Schering-Plough Agreement and in March 1999 began promoting Pyridium(R) Plus and the women's health products covered by the Bristol-Myers Agreement.

The Company's dermatology sales force began promoting Vectrin(R) in the second quarter of 1997. The Company believes that its dermatology sales force, at its current size, provides adequate reach and frequency to promote Vectrin(R) effectively and has capacity to handle new products as needed.

The Company endeavors to supply its sales forces with a full complement of support materials to assist in their efforts to promote and position the Company's products. The Company works to produce packaging, sample kits, visual aids and other collateral sales materials that it believes are equal in quality and professionalism to those used by much larger pharmaceutical concerns.

         Branded Products

The Company markets a portfolio of branded products primarily in the women's health care, cardiology and dermatology segments. The following table identifies the Company's branded product marketing and development activities.

Product                         Therapeutic Application         Status
Women's Health Care

NataFort(R)                     Prenatal Vitamin                Developed in-house, launched in December 1997

Pyridium(R)                     Urinary Tract Analgesia         Acquired from Warner-Lambert in 1997

Pyridium(R) Plus                Urinary Tract                   Acquired rights from Warner-Lambert in 1997,
                                Analgesia/Antispasmodic         continued development in-house and launched in
                                                                March 1999

Ovcon(R) 35                     Oral Contraceptive              Bristol-Myers Agreement, began promoting in March
                                                                1999

Doryx(R)                        Antibacterial                   Acquired from Warner-Lambert in 1997, re-launched
                                                                March 1998

Mandelamine(R)                  Antibacterial                   Acquired from Warner-Lambert in 1997

Estrace(R) Cream                Hormone Replacement             Bristol-Myers Agreement, began promoting in March
                                                                1999


Cardiology

LoCholest(R)                    Lipid Regulation                Licensed from Eon; launched in 1997

K-Dur(R)                        Potassium Supplement            Schering-Plough Agreement

Imdur(R)                          Angina                          Schering-Plough Agreement

NitroDur(R)                       Angina                          Schering-Plough Agreement


Dermatology

Vectrin(R)                        Antibacterial                   Developed in-house, launched in 1997


Other Products

Choledyl(R) SA                    Bronchodilator                  Acquired from Warner-Lambert in 1997

Eryc(R)                           Antibacterial                   Acquired from Warner-Lambert in 1997

         Women's Health Care Products

The Company is marketing and developing prescription products for the treatment and support of women's health care.

         NataFort(R)

         In December 1997 the Company launched NataFort(R), a prescription strength prenatal vitamin designed to improve patient compliance by virtue of its smaller tablet size relative to other products in the category. In developing NataFort(R), the Company performed market research that indicated that the ingredients that physicians look for in a prenatal vitamin are folic acid and iron. Meanwhile, patients expressed a strong negative reaction to the size of the tablets. Prenatal vitamins tend to be large due to the inclusion of calcium in their formulation. Although calcium is quite important, the amount of calcium in other prenatal vitamins ranges from only 17% to 21% of the recommended daily allowance. Patients taking these prenatal vitamins need to obtain additional calcium from other sources. Also, the absorption of iron is inhibited by the presence of calcium. The Company's solution was to formulate NataFort(R) with a full 1 mg of folic acid and 60 mg of elemental iron but without calcium. As such, NataFort(R) tablets are significantly smaller than the competition and, due to the absence of calcium, potentially allow for improved iron absorption. NataFort(R) is a grandfathered drug and is therefore not subject to NDA/ANDA pre-market clearance requirements (see Item 1 - Government Regulation). It was developed internally by the Company. The entire product development cycle from initiation through market introduction was completed in less than nine months.

         NataFort competes in the prescription prenatal vitamin market in which sales in the United States were approximately $100 million in 1998.

         Pyridium(R) and Pyridium(R) Plus

         Pyridium(R)is an orally active urinary tract analgesic agent which helps to relieve urinary pain, burning, urgency and frequency related to urinary tract infections. Pyridium(R) was introduced by the Company, then a division of Warner-Lambert Company in 1927. In 1998 there were nearly 2.5 million prescriptions written for Pyridium(R). However, most of those prescriptions were filled with a generic product substituted for the brand.

         Pyridium(R) Plus was introduced by Parke-Davis in 1980. Pyridium(R) Plus contains 150 mg phenazopyridine hydrochloride in combination with
         0.3 mg hyoscyamine hydrobromide and 15 mg butabarbital. Hyoscyamine hydrobromide, a parasympatholytic, acts to relieve detrusor muscle spasm. Butabarbital, a short-to-intermediate-acting sedative, helps to provide bladder sedation and bring a sense of calm and comfort to the bladder in distress. The Company reintroduced Pyridium(R) Plus in March 1999. The product is positioned to capitalize on the brand equity associated with the Pyridium(R) trademark but is intended for patients with more chronic irritative bladder conditions. While generic substitution is and will remain a significant issue for the Company's Pyridium(R) brand, the Company does not expect Pyridium(R) Plus to have generic competition for some time.

         Doryx(R)

         Doryx(R) capsules contain specially coated pellets of doxycycline hyclate for oral administration. Doxycycline is indicated for the treatment of a broad range of infections. Doryx(R) was introduced in 1986 by Warner-Lambert and was promoted to primary care physicians and obstetrician/gynecologists. Its point of difference versus other available doxycycline products is its pelletized delivery system. Doryx(R) pellets pass through the stomach and dissolve only after reaching the small intestine, facilitating absorption of the doxycycline in a uniform manner. The reduction in high local drug concentrations lessens the potential for GI upset. The Company relaunched Doryx(R) in the first half of 1998.

         Estrace(R) Cream

         Estrace(R) estradiol vaginal cream is a hormone replacement therapy for the treatment of vaginal and vulval atrophy as well as for the reduction of moderate to severe menopause symptoms. Estrace(R) Cream is promoted by the Company pursuant to the Bristol-Myers Agreement since March 1999. The product contains beta-estradiol as its active ingredient. Estrace(R) Cream is the number two product in its segment.

         Ovcon(R)35

         Ovcon(R)35 is an oral contraceptive composed of norethindrone and ethinyl estradiol. It was introduced by Bristol-Myers and the Company began promoting the product in March 1999 pursuant to the Bristol-Myers Agreement. Ovcon(R)35 had sales of approximately $40 million dollars in 1998.

         Mandelamine(R)

         Mandelamine(R) is an oral tablet which is utilized in the prevention and treatment of urinary tract infections and cystitis. It has an antibacterial action of formaldehyde which is particularly suited for prevention and therapy of chronic infections as bacteria and fungi that do not develop resistance to formaldehyde.

         Cardiology Products

The Company is marketing and developing prescription products for the treatment of angina pectoris and lipid disorders.

         LoCholest(R)

         LoCholest(R) powder is a resin that acts as a cholesterol-lowering agent and is intended for oral administration. Patients take LoCholest(R) by mixing it with milk, fruit juice, water or another beverage of their choice. The Company's primary positioning for LoCholest(R) is as an adjunct therapy for patients taking statins. Clinical studies have shown that cholestyramine can improve the efficacy of LDL cholesterol reduction when used concomitantly with statins. The Company believes that the non-systemic, non-absorbed mechanism of action, and the resulting safety profile, make its use in combination with statins an attractive alternative for patients that may not achieve desired reductions in LDL with statins alone. Use of LoCholest(R) in combination with statins may also allow physicians to prescribe lower dosage levels of statins while still achieving desired results.

         K-Dur(R)

         K-Dur(R) is an immediately dispersing extended release oral dosage form of potassium chloride that is used for the prevention and treatment of hypokalemia (abnormally low potassium concentration in the blood). Hypokalemia can be caused by a number of conditions including the use of diuretics. The Company is promoting K-Dur(R) pursuant to the Schering-Plough Agreement. The product was originally introduced by Schering-Plough and contains 1500 mg of microencapsulated potassium chloride USP.

         Imdur(R)

         Imdur(R) is a once-daily oral nitrate that is used for the treatment of angina. The Company is promoting Imdur(R) pursuant to the Schering-Plough Agreement.

         Nitro-Dur(R)

         Nitro-Dur(R) transdermal patch is an organic nitrate formulation used for the treatment of angina pectoris due to coronary artery disease. The product comes in five different dosage sizes and is designed to provide continuous controlled release of nitroglycerin through intact skin. The Company is promoting Nitro-Dur(R) pursuant to the Schering-Plough Agreement.

         Dermatology Products

The Company markets and develops prescription products for the treatment of acne and other dermatological conditions. In 1996, sales of products to treat these conditions in the United States were approximately $2.4 billion.

         Vectrin(R)

         Vectrin(R) is the Company's orally administered brand of minocycline HCL, a semi-synthetic derivative of tetracycline used as an anti-microbial agent against a wide range of organisms. More than 60% of the prescriptions written for minocycline have been generated by dermatologists for the treatment of acne.

         Other Products

         Choledyl(R)

         Choledyl(R) (oxtriphylline) is the choline salt of theophylline. Theophylline relaxes the smooth muscle of the bronchial airways and thus acts mainly as a bronchodilator. Choledyl(R) SA tablets have been formulated to provide therapeutic serum levels of drug when administered every 12 hours. Choledyl(R) SA tablets are indicated for relief or prevention of asthmatic symptoms and bronchospasm associated with chronic bronchitis and emphysema.

         Eryc(R)

         Eryc(R), the Company's brand of erythromycin, is an orally administered capsule containing enteric-coated pellets of erythromycin which protect the erythromycin base from inactivation by gastric acidity. Erythromycin is often prescribed by dermatologists as a lower cost alternative to minocycline and for patients for whom tetracycline and penicillin derivatives are contraindicated. Eryc(R) was introduced in 1981 by Warner-Lambert. The Company began selling Eryc(R) in the first half of 1998.

Collaborative Arrangements

In July 1998 the Company entered into a collaborative sales and marketing arrangement with Schering-Plough. Under the terms of the arrangement, the Company is responsible for the development and execution of promotional strategy and sales detailing of K-Dur(R), Imdur(R) and Nitro-Dur(R). The Company promotes the products through its in-house sales force, targeting high-prescribing physicians.

In February 1999 the Company entered into a Co-Promotion Agreement with Apothecon, a subsidiary of Bristol-Myers, to promote Estrace(R) Cream and Ovcon(R) 35 to the women's health market. Under the terms of the agreement, the Company is responsible for the promotion of these two branded products to physicians.

Product Development

Branded pharmaceutical products are marketed under proprietary brand names and through programs designed to attract the loyalty of prescribing physicians. The Company's current portfolio and development pipeline of branded products are targeted at the women's healthcare, cardiology and dermatology segments. These segments are large and afford attractive growth opportunities.

Through its in-house expertise in product development and regulatory affairs and collaborations with corporate partners the Company identifies opportunities to develop and launch additional branded pharmaceutical products. The Company's strategy is to pursue products that represent improvements to existing pharmaceuticals rather than creating new chemical entities. Improvements to existing products generally involve less development and regulatory risk and shorter time lines from concept to market. Where appropriate, the Company plans to leverage the expertise of its collaborators in the development of new branded products. In its evaluation of prospective product development projects, the Company expects to maintain a strong bias towards projects that have the ability to produce meaningful financial results in the near-term.

The Company also uses its in-house expertise, as well as the technology and expertise of its corporate collaborators, to develop improvements and line extensions for existing and future branded products. Enhancements may take the form of modified formulations, novel delivery methods or alternative dosages. Modifications of existing products are expected to enable the Company to extend the life, and therefore the value, of its various brands.

The Company continually scans the pharmaceutical markets for opportunities to acquire or in-license branded products in the Company's targeted specialty areas. Candidates generally have, or can be modified to have, genuine points of difference relative to competing products and are prescribed primarily by physician specialists. The Company evaluates the competitive dynamics associated with a product candidate to assess the ability of the Company to build sustainable brand equity in the products through promotion. The Company also weighs the financial risks and rewards of pursuing the product. The Company believes that there will be numerous opportunities to acquire or in-license branded products from large pharmaceutical concerns as those companies increasingly shift their efforts away from products with annual revenue potential of less than $100 million.

Multisource Generic Products: Pending ANDAs

As part of the Acquisition, the Company acquired a portfolio of 70 generic products. In 1998, sales of these products were approximately $31.4 million in the United States. Approximately 41.3% of these sales were attributable to gemfibrozil. Other significant products of the Company include hydrocodone with APAP with total 1998 sales of $2.1 million (representing 6.7% of total generic sales), amoxicillin with total 1998 sales of $2.2 million (representing 7.1% of total generic sales) and nitroglycerin patches with total 1998 sales of $1.9 million (representing 6.2% of total generic sales). However, with the launch of its branded product initiative in 1997, the Company's primary focus shifted to the development, acquisition and in-licensing of branded products and the Company announced its intention to reduce or eliminate its generic pharmaceutical business except for those products that it considered of significant value. The Company continues to pursue the approval of certain generic products it considers of significant value including nifedipine CC and terazosin.

         Nifedipine (Adalat(R) CC).

         Adalat(R) CC is an extended release version of the calcium channel blocking agent nifedipine, which is sold by Miles, a division of Bayer AG. Adalat(R) CC was approved by the FDA in July 1993. While the active ingredient nifedipine is off-patent, Adalat(R) CC is protected by formulation patents assigned to Bayer AG. The Company believes that if a product is developed with a formulation different from the one used in Adalat(R) CC, it should be available for generic competition. To date, however, no company has succeeded in gaining an ANDA approval for a generic version of Adalat(R) CC. Elan, who is developing the product for the Company, filed an ANDA for a 30 mg dosage of a generic version of Adalat(R) CC in June 1997 and, in accordance with the Waxman-Hatch Act, notified Bayer AG that the Company does not believe that it is infringing the formulation patents that cover Adalat(R) CC. Elan was subsequently sued for patent infringement by Bayer. Elan and the Company vigorously defended the suit, and filed a motion for summary judgment to dismiss it. This motion was granted on March 16, 1999 (See
         Item 3 - Legal Proceedings).

         Terazosin (Hytrin(R)).

         Terazosin hydrochloride is currently marketed as Hytrin(R) by Abbott Laboratories ("Abbott"). Hytrin(R) is an alpha-blocker indicated for use as an anti-hypertensive agent and also for the treatment of benign prostatic hyperplasia (BPH). In April 1998 the Company was sued by Abbott for an alleged patent infringement related to the Company's ANDA filing for terazosin. The Company is vigorously defending the suit (See
         Item 3 B Legal Proceedings).

Customers

The Company's customers include the nation's leading pharmaceutical wholesalers, drug distributors and chain drug stores. The Company also sells certain products in the government sector, both on the U.S. federal and state levels. The Company has witnessed a consolidation of many customers, as chain drug stores and wholesalers merge or consolidate. In addition, with regard to the Company's generic pharmaceutical business, a number of the Company's customers have instituted source programs that limit the number of the suppliers of generic pharmaceuticals carried by that customer. As a result of these developments, there is heightened competition among pharmaceutical companies for the business of this smaller and more selective customer base.

During 1998, McKesson and Bergen Brunswig accounted for approximately $8.5 million and $6.0 million respectively, representing approximately 15% and 13% respectively, of the Company's sales before rebates.

Trademarks, Patents and Proprietary Rights

Due to the branded product focus of the Company, it considers its trademarks valuable assets and actively manages its trademark portfolio, maintaining long-standing trademarks as well as obtaining trademark registrations for new brands. The Company polices its trademark portfolio against infringement but there can be no assurance that these efforts will be successful or that the Company will have adequate remedies for any breach.

The Company believes that licenses from Elan and certain of the Company's other strategic collaborators to patent rights relating to the Company's products, particularly the Company's complex generic products, as well as the technologies and processes used to formulate and manufacture these products, are important to the Company's business. The success of these products may depend, in part, upon the ability of the Company's strategic collaborators to protect these patent rights. There can be no assurance that the Company's strategic collaborators will succeed in protecting these patent rights, or that any patents or licenses will (a) protect the Company against competitors with similar technologies, (b) not be infringed upon or designed around by others, (c) not be challenged by others and held to be invalid or unenforceable, or (d) not be terminated by a licensor pursuant to various terms in such licenses or due to any breach.

The Company also relies on trade secrets and proprietary knowledge, which it generally seeks to protect by confidentiality, non-disclosure and assignment of invention agreements with its employees, consultants, licensees and other companies. There can be no assurance, however, that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known by competitors. In addition, there can be no assurance that the aforementioned persons will not claim rights to intellectual property arising out of their work.

Competition

The pharmaceutical industry is highly competitive. The Company's branded products are in competition with brands marketed by other pharmaceutical companies including large, fully integrated concerns with financial, marketing, legal and product development resources substantially greater than those of the Company. In addition, several of the Company's branded products are off-patent and therefore compete with generic pharmaceuticals that claim to offer equivalent therapeutic benefits at a lower cost. In some cases third-party payors encourage the use of lower cost generic products by paying or reimbursing a user or supplier of a branded prescription product at a lower purchase price than would be paid or reimbursed for a generic product, making branded products less attractive, from a cost perspective, to buyers.

The Company's generic products are in competition with offerings from numerous generic pharmaceutical companies as well as products from off-patent divisions of major international innovator companies.

The aggressive pricing activities of the Company's generic competitors and the payment and reimbursement policies of third-party payors could have a material adverse effect on the Company's business, results of operations and financial condition.

As the pharmaceutical industry is characterized by rapid product development and technological change, the Company's pharmaceutical products could be rendered obsolete or made uneconomical by the development of new pharmaceuticals to treat the conditions addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, results of operations and financial condition could be materially adversely affected by any one or more of such developments. Competitors may also be able to complete the regulatory process for certain products before the Company and, therefore, may begin to market their products in advance of the Company's products. The Company believes that competition among prescription pharmaceutical products will be based on, among other things, product efficacy, safety, reliability, availability and price. From time to time, the Company may compete for the in-license or acquisition of certain branded products with other pharmaceutical companies pursuing a similar strategy.

The pharmaceutical industry is also characterized by frequent litigation between generic drug companies and branded drug companies. The Company may find it necessary to initiate or defend lawsuits to enforce its rights and to determine the scope and validity of the proprietary rights of others. Litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of such litigation will be favorable to the Company (See Item 3, Legal Proceedings).

Government Regulation

The research, development and commercial activities relating to branded and generic prescription pharmaceutical products are subject to extensive regulation by US and foreign governmental authorities. Certain pharmaceutical products are subject to rigorous preclinical testing and clinical trials and to other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act ("FDCA") and the Public Health Services Act and by comparable agencies in most foreign countries.

The FDCA, The Public Health Act, the Controlled Substances Act, and other federal statutes and regulations govern or influence all aspects of the Company's business. All pharmaceutical marketers are directly or indirectly (through third parties) subject to regulations that cover the manufacture, testing, storage, labeling, documentation/record keeping, approval, advertising, promotion, sale, warehousing, and distribution of pharmaceutical drug products. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunctive actions and criminal prosecutions. In addition, administrative or judicial actions can result in the recall of products, and the total or partial suspension of manufacture and/or distribution. The government can also refuse to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approvals of drugs in accordance with statutory due process procedures.

FDA approval is required before any dosage form of any new unapproved drug, including a generic equivalent of a previously approved drug, can be marketed. Certain drugs are not considered by the FDA to be "new" drugs and fall outside of the typical FDA pre-marketing approval process. These drugs, referred to as "grandfathered" products, generally were in use prior to the enactment of the FDCA. Several of the Company's products are being marketed in reliance upon their status as grandfathered drugs. In addition, the Company has identified grandfathered drugs as a potential source of opportunities to develop and launch new products. The FDA has expressed the view that all prescription drugs should ultimately be subject to pre-market clearance requirements. If the FDA adopts this stance it could potentially affect products currently, or proposed to be, marketed as grandfathered drugs. There can be no assurance that the FDA will not challenge the grandfathered status of drugs including those marketed by the Company.

         US Drug Approval Process

         In the US, marketing authority for prescription drugs is granted by approval of either an abbreviated new drug application (the "ANDA" or generic drug approval process) or by approval of a new drug application (the "NDA" process). All applications for FDA approval are comprehensive documents that must contain information relating to chemistry, analytical and processing controls, product formulation, stability, manufacturing process, packaging, labeling, and quality control. ANDAs contain evidence of bioequivalence compared to a reference-listed NDA product, whereas NDAs contain clinical safety and efficacy data supporting the approval of the drug product for its intended use.

         Regarding both ANDAs and NDAs (including any supplements thereto), there can be no assurance that approval will be granted by the FDA on a timely basis, if at all. Even after approval is granted, further studies may be required to provide additional data on safety. Also, the FDA regulations require post-marketing reporting of adverse drug events of the drug product. The FDA may, at any time, take action to modify and restrict the drug's product labeling or withdraw approval of the product, should new information come to light about the safety of the drug product.

         The FDA regulates post-marketing advertising and promotional activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. Failure to adhere to such requirements can result in regulatory actions that could have an adverse effect on the Company's business, results of operation, and financial condition.

         ANDAs

         The Drug Price Competition and Patent Restoration Act of 1984 (known as the Waxman-Hatch Act) established procedures and regulations regarding the ANDA process. ANDAs may be approved by the FDA for those drug products that are no longer protected by patents and those whose exclusivity period(s), if applicable, has expired. ANDAs may also be submitted for drugs that differ in dosage form or strength; under the Waxman-Hatch Act, this is accomplished by obtaining permission to file an ANDA for the change to the reference-listed product by first gaining approval of a Suitability Petition. A product is not eligible for ANDA approval if it is not bioequivalent to the reference listed "brand-name" drug or if its labeling differs in terms of indications, dosage, or safety/efficacy information. However, such a drug product may be approved as an NDA with supportive data from clinical trials.

         NDAs

         NDAs can be submitted for New Chemical Entity (NCE) drug products or for drug products that are not otherwise eligible for ANDA approval. Whether the NDA product is an NCE or a non-NCE compound, appropriate pre-clinical and toxicology data must be available or referenced by the applicant. By comparison, the NDA process for an NCE is usually much longer, requires significantly more resources, and has potentially more risk than either the ANDA process or the non-NCE NDA process. Prior to submission of the NDA, an investigational new drug ("IND") is submitted to the FDA. The IND provides details on pre-clinical studies (including toxicology assessments) and the protocols for any proposed testing in human subjects. Clinical trials in human subjects/patients are conducted according to strict protocols submitted as part of the IND. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. The NDA process is likely to take many years and require the expenditure of substantial resources.

         cGMP Regulation

         Manufacturers of marketed drugs must comply with current Good Manufacturing Practice ("cGMP") regulations and other applicable laws and regulations required by the FDA, the Environmental Protection Agency ("EPA") and other regulatory agencies. Failure to do so could lead to sanctions, which may include an injunction suspending manufacturing, the seizure of drug products and the refusal to approve additional marketing applications. The Company relies upon and will in the future continue to rely upon third parties for the manufacture of its products. The Company seeks to ensure that any third party with whom it contracts for product manufacturing will comply with cGMP. The FDA conducts periodic inspections to ensure compliance with these rules. However, there can be no assurance that any such third parties will be found to be in compliance with cGMP standards. Any such non-compliance could result in a temporary or permanent interruption in the development and testing of the Company's planned products or in the marketing of approved products, as well as increased costs. Such non-compliance could have a material adverse effect on the Company's business, results of operations and financial condition.

         Other Regulation

         The Prescription Drug Marketing Act ("PDMA"), which amends various sections of the FDCA, imposes requirements and limitations upon drug sampling and prohibits states from licensing wholesale distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations of these and other provisions. Various sections of the PDMA are still being implemented by the FDA and the states. Nevertheless, failure by the Company or its distributors to comply with the requirements of the PDMA could have a material adverse effect on the Company's business, results of operations and financial condition.

         Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels, including requiring that all pharmaceutical companies rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. The Company believes that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.

         Federal, state and local laws of general applicability, such as laws regulating working conditions also govern the Company. In addition, the Company may be subject to some liability for compliance with environmental laws by third party manufacturers of the Company's products. Compliance with such general laws and environmental laws is not expected to have a material effect on the earnings, cash requirements or competitive position of the Company in the foreseeable future. However, no assurance can be given that changes to, or compliance with such laws will not have a material effect on the Company's earnings, cash requirements or competitive position.

         Products marketed outside of the United States that are manufactured in the United States are subject to certain FDA regulations, as well as regulation by the country in which the products are sold. While the Company currently does not have plans to market products in other countries, it may do so from time to time.

Manufacturing and Supply

The Company currently contracts with third parties for its product manufacturing requirements. Accordingly the Company is dependent upon its contract manufacturers to comply with regulatory requirements and to keep their facilities in good working order. To ensure such compliance the Company conducts quality assurance audits of the contract manufacturers sites and batch records and other documents are examined to determine compliance with FDA requirements and the Company's specifications. However, there can be no assurance that these contract manufacturers will be able to manufacture the Company's products without interruption, that these suppliers will comply with their obligations under supply agreements with the Company, or that the Company will have adequate remedies for any breach. In the event a supplier suffers an event that would render it unable to manufacture the Company's product requirements for a sustained period, the resulting delay could have a material adverse effect on the Company.

The principal components used in the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain components may be available only from sole-source suppliers. In addition, the FDA must approve suppliers of certain ingredients for the

Company's products. The development and regulatory approval of the Company's products are dependent upon its ability to procure active ingredients and packaging materials from FDA approved sources. FDA approval of a new supplier would be required if, for example, active ingredients or such packaging materials were no longer available from the initially approved source. The qualification of a new supplier could potentially delay the manufacture of the drug involved. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds.

Although the Company considers its sources of supply to be adequate, and to date, no significant difficulty has been encountered in obtaining product materials, there can be no assurance that the Company will continue to be able to obtain materials as required or at reasonable prices. An extended inability to obtain materials or significant price increases that cannot be passed on to customers could have a material adverse effect on the Company.

Product Liability

Product liability suits by consumers represent a continuing risk to firms in the pharmaceutical industry. Although the Company carries product liability insurance, it believes that no reasonable amount of insurance can fully protect against all such risks due to the inherent risks associated with the production of pharmaceuticals for human consumption.

Seasonality

The Company's business, taken as a whole, is not materially affected by seasonal factors.

Personnel

As of December 31, 1998 the Company had 227 full-time employees. In addition, the Company has approximately 85 sales representatives that it uses pursuant to contract from two outside companies. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

Item 2.  Properties

The Company's principal executive offices are located in Dublin, Ireland. In addition, WCI leases 23,600 square feet in Rockaway, New Jersey under a lease that expires in 2001 and leased 1000 square feet of office space in New York, New York under a lease which expires in April 1999 and which will not be renewed.

Item 3.  Legal Proceedings.

There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of conflicting proprietary rights. Under the Waxman-Hatch Act, when a drug developer submits an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement. If a suit is filed within 45 days of the patent holder's receipt of such certification, the FDA can review and tentatively approve the ANDA, but is precluded from granting final marketing approval of the product until a final judgement in the action has been rendered or 30 months from the date the certifications was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to alleged patent infringement by the Company, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The potential delay in obtaining FDA approval to market the Company's product candidates as a result of litigation, as well as the expense of such litigation, whether or not the Company is successful, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, even if the Company's ANDA has been approved by the FDA, an innovator may pursue alternative legal remedies against the Company without regard to the Waxman-Hatch Act.

In September 1997 the Company announced that following acceptance for filing of Elan's ANDA for a generic version of Bayer AG's Adalat(R) CC, Elan had been sued in the United States District Court for the Northern District of Georgia for patent infringement by Bayer, seeking injunctive relief. Elan developed the product for the Company pursuant to a development and license agreement. Bayer's complaint alleged that the infringement was willful and sought to enjoin the FDA from approving the ANDA and to enjoin sales of the nifedipine product which is the subject of the ANDA until Bayer's patent expires. In June 1998 Elan filed a motion for summary judgment seeking a ruling that the proposed product does not infringe Bayer's patent. A hearing was held on the motion in December 1998 and on March 16, 1999, the court dismissed the action and granted summary judgment in favor of Elan, ruling that the proposed product does not infringe Bayer's patent. As of the date of this report, Bayer has not filed an appeal of such ruling. However, if such an appeal is filed, Elan and the Company intend to continue to vigorously contest the action as they believe Bayer's action to be without merit.

On April 6, 1998 the Company was sued by Abbott Laboratories in the United States District Court for the Northern District of Illinois for an alleged patent infringement related to the Company's ANDA filing for terazosin hydrochloride. Abbott markets terazosin hydrochloride under the brand name Hytrin(R). On August 28, 1998 the judge hearing a case Abbott had commenced against another terazosin hydrochloride ANDA applicant, Geneva Pharmaceuticals, Inc granted summary judgement against Abbott. Abbott has appealed this adverse judgement and as of the date of this report, the appeal had not been argued or decided. On September 9, 1998 WCI moved for partial summary judgement dismissing the action based on the summary judgement of the Geneva case. The court granted WCI's motion and entered a final judgement in favor of WCI dismissing the action. Abbott appealed dismissal of the action to the U.S. Court of Appeals for the Federal Circuit and Abbott and WCI have submitted an agreed motion to the Court of Appeals to stay the appeal pending the court's determination of the Geneva appeal.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Part II

Item 5.           Market for Registrants Common Equity and Related Shareholder
                    Matters

The Company's ADSs have been traded on the Nasdaq National Market since August 1997 (Symbol: WCRX). No securities of the Company are traded in any other market, domestic or foreign. The following table sets forth for the periods indicated the high and low sales prices for the Company's ADSs as reported by Nasdaq.

                                                           Sales Price
                                                                         High                      Low
  1997:
  Third Quarter                                                          19 1/4                    17 1/2
  Fourth Quarter                                                         17 3/4                    10 5/8

  1998:
  First Quarter                                                          12 1/2                     9 1/2
  Second Quarter                                                         13                         9 1/8
  Third Quarter                                                          11 5/8                     5 1/2
  Fourth Quarter                                                         10 9/16                    5 3/8

  1999:
  First Quarter (through March 26, 1999)                                  9 3/4                     4 3/4

  There were approximately 43 shareholders of record at December 31, 1998. The Company has not paid cash dividends on its Ordinary Shares and does not intend to pay cash dividends on its Ordinary Shares in the foreseeable future.

          Taxation and Exchange Controls

          U.S. Federal Income Tax Treatment of the Company.

          Under the income tax treaty currently in effect between the United States and Ireland (the "Treaty"), Warner Chilcott plc will not be subject to U.S. Federal income tax (other than withholding tax imposed on U.S. source dividends and certain interest) unless it engages in a trade or business in the United States through a permanent establishment in the United States. Warner Chilcott plc's ownership of its U.S. subsidiaries does not, in itself, constitute a permanent establishment. Warner Chilcott plc expects to be able to conduct its activities in a manner that will not result in it being considered to be engaged in a trade or business or to have a permanent establishment in the United States. The Company's U.S. subsidiaries, as U.S. corporations, are subject to U.S. taxation.

         U.S. Federal Income Tax Consequences to United States Shareholders.

         Holders of The Company's ADSs will be treated as the owners of the underlying Ordinary Shares for U.S. Federal income tax purposes. Dividends paid by the Company will not qualify for the dividends received deduction otherwise available to U.S. corporate shareholders.

         Irish Taxation

         Warner Chilcott plc is a public limited company incorporated and resident in Ireland. A company is regarded as resident in Ireland for tax purposes if it is centrally managed and controlled in Ireland.

         The standard rate of taxation in Ireland on a company's profits in 1998 was 32%. However, the first IR,50,000 of profits in 1998 and the first IR,100,000 of profits in 1999 of a company or, where a company is part of a group of companies, of such group were, in 1998 subject to taxation at a lower rate of 25%. With effect from January 1, 1999, the standard rate of taxation has been reduced to 28%. Certain taxation reliefs are available to companies, which meet specific qualifying criteria. The Company intends to take advantage of such reliefs where possible. Reliefs, which may be available to the Company, are Shannon Relief, Patent Exemption and Manufacturing Relief.

         Irish Exchange Controls

         Irish exchange control regulations ceased to apply from and after December 31, 1992. Except in certain exceptional circumstances, there are no restrictions on non-residents of Ireland dealing in domestic securities, which includes shares or depositary receipts of Irish companies such as the Company. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities.

         The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to make provision for the restriction of financial transfers between Ireland and other countries. The Company does not anticipate that Irish exchange controls or regulations under the Financial Transfers Act, 1992 will have a material effect on its business, results of operations and financial condition or will impose any material limitations on the acquisition or disposal of ADSs by any investor (including a U.S. investor).

         There are no restrictions under the Company's Articles of Association, or under Irish Law that limit the right of non-resident or foreign owners to hold or vote the Ordinary Shares.

Item 6.  Selected Financial Data

The following selected historical consolidated financial information of the Company for each of the fiscal years in the five-year period ended December 31, 1998 has been derived from the Company's consolidated financial statements, which financial statements have been audited by the Company's external auditors. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the reports thereon, are included in Item 8 of this Form 10-K.

                                                                     Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                  1998           1997        1996 (1)        1995          1994
                                              -------------- ------------- ------------- ------------- -------------
                                                                (in thousands, except share data)
  Statement of Operations Data:
  Revenues.................................       $  64,894     $  75,827     $  62,734      $     48      $     --
  Costs and expenses
       Cost of goods sold..................          34,230        62,863        53,367            --            --
       Selling, general and administrative.          47,330        29,076        13,792         1,948           655
       Research and development............           3,241         6,526        10,915         7,434         5,811
       One-time charge--acquired in-process
           research and development........              --            --        16,000            --            --
                                              -------------- ------------- ------------- ------------- -------------
  Total costs and expenses.................          84,801        98,465        94,074         9,382         6,466
                                              -------------- ------------- ------------- ------------- -------------
  Operating loss...........................         (19,907)      (22,638)      (31,340)       (9,334)       (6,466)
  Net interest income (expense)............            (390)       (5,736)       (7,999)        1,560           317
  Net loss.................................       $ (20,297)    $ (28,374)    $ (39,339)     $ (7,774)     $ (6,149)
                                              ============== ============= ============= ============= =============
  Net loss per ordinary share(2)...........          $(1.64)    $   (3.39)       $(9.62)       $(3.17)      $(11.13)
                                              ============== ============= ============= ============= =============
  Weighted average ordinary shares
       outstanding(2)......................      12,366,808     8,359,623     4,087,210     2,454,710       552,507
                                                                     Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                  1998          1997        1996 (1)        1995          1994
                                              -------------- ------------- ------------- ------------- -------------
                                                                          (in thousands)
  Balance Sheet Data:
  Cash and cash equivalents..................      $ 43,133      $ 52,786     $   2,663     $  21,055     $  32,213
  Working capital (deficit)..................        58,901        51,770        10,498        20,107        24,033
  Total assets...............................       157,017       171,737       123,668        21,575        32,317
  Due to Elan Corporation, plc(3)............         7,697         5,267        10,313           946         8,250
  Short-term debt............................            --        14,511        18,200            --            --
  Working capital facility...................        20,393            --            --            --            --
  Long-term debt, convertible into Ordinary
       Shares................................         8,897         7,902        53,204            --            --
  Shareholders' equity (deficit).............      $104,943      $124,646     $  28,183     $  20,366     $  24,033

(1) Includes the results of the Division from March 28, 1996, the date the Acquisition was consummated.
(2) Net loss per ordinary share is based on the weighted average number of outstanding ordinary shares. The Company has adopted the provisions of SFAS 128 "Earnings per Share."
(3) Includes $3.7 million long-term obligation payable to Elan as of December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a developer and marketer of branded prescription pharmaceutical products for niche therapeutic applications. It has acquired rights to market its products through internal development, marketing alliances, in-licensing and acquisitions. The Company promotes these products to three segments of the U.S. pharmaceutical market: women's health care, cardiology and dermatology. The Company also distributes a number of generic pharmaceutical products.

Founded in 1992, the Company initially focused on the development and commercialization of so-called "complex generic" pharmaceutical products. In 1996, the Company acquired the Warner Chilcott division of Warner-Lambert. The name "Warner Chilcott" had been associated with ethical (branded) medicines for over 90 years. In the years prior to the Company's acquisition of Warner Chilcott, the division had become a distributor of non-differentiated generic products. By late 1996, the Company's management set in motion a plan to return Warner Chilcott to its roots as a marketer and developer of ethical (branded) medicines.

The Company's sales of branded products began in the second quarter of 1997 with the launch of Vectrin(R), a branded minocycline product promoted to the dermatology segment and LoCholest(R), a lipid regulator promoted to the cardiology segment. In June 1997 the Company acquired a number of branded products from Warner-Lambert including Pyridium(R), an orally active urinary tract analgesic agent, Doryx(R), a broad spectrum antibiotic, and Eryc(R), an oral capsule containing enteric-coated pellets of erythromycin. In December
1997 the Company launched NataFort(R), a prescription prenatal vitamin.

In July 1998 Warner Chilcott entered into a promotion agreement with Schering-Plough under which the Company began to utilize its sales and marketing organization to promote two of Schering's cardiovascular products: Imdur(R) and K-Dur(R). Under the terms of the agreement, Warner Chilcott's compensation is based upon the sales of both products. Marketing alliances, such as the agreement with Schering-Plough, represent an important source of branded product opportunities for Warner Chilcott. In February 1999 the Company entered into a promotion agreement with Bristol-Myers under which the Company markets two women's health care products: Ovcon(R) 35, a low dose oral contraceptive, and Estrace(R) Cream, an estradiol vaginal cream for the treatment of vaginal and vulval atrophy as well as for menopause symptoms.

Revenue from sales of branded products accounted for 0.0%, 11.0% and 25.3% of total revenue for the years 1996, 1997 and 1998 respectively. Revenue from marketing alliances were first generated in 1998 and accounted for 26.3% of total revenue. Revenue associated with the sale of generic products continued to decline as expected over the three years.

The foundation for the Company's future success is its sales and marketing organization. The Company began to build its sales force in early 1997 and continued those efforts through 1998. It increased its sales force, including sales management, from 175 people at year-end 1997 to 270 at the end of 1998. The Company's target for its sales force is roughly 295 based on 250 representatives in the primary care sales force, 25 in the dermatology sales force and 20 in sales force management.

Future revenue growth will be dependent on the Company increasing the sales of its existing portfolio and adding new products through acquisition, in-licensing, marketing alliances or self-development.

Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, appearing in Item 8.

Years Ended December 31, 1998 and 1997

Total revenue for the year ended December 31, 1998 declined 14.4% to $64.9 million from $75.8 million for the year ended December 31, 1997. Branded sales during the year increased 97.5% to $16.4 million from $8.3 for the prior year. This increase was due to the launch of NataFort(R) and increased sales of both Vectrin(R) and Doryx(R) partly offset by a decline in sales of LoCholest(R). The Company began selling NataFort(R) in December 1997; however, meaningful sales of the product began in the first quarter of 1998. The Company de-emphasized LoCholest(R) in mid 1998 in anticipation of the agreement with Schering-Plough. Sales of non-differentiated generic products during 1998 declined $36.1 million or 53.5% to $31.4 million due to the out-licensing of the Company's generic minocycline product to Barr Laboratories beginning in the fourth quarter of 1997 and decreased emphasis on generic products in favor of the Company's branded offerings.

Gross profit on product sales was $13.6 million for the year ended December 31, 1998 as compared to $13.0 million for the year 1997. The gross margin for branded and generic products sales increased by approximately 11% to 28.5% during the year ended December 31, 1998. Improved gross profits reflect the Company's increased focus on higher-margin branded products. As mentioned above, 1998 sales of branded products increased 97.5% and generic product sales decreased 53.5% from 1997. Improved gross profit results would have been greater if not for unfavorable inventory adjustments associated with the Company's non-differentiated generic business and returns of short-dated branded goods during the year.

Revenues from marketing alliances totaled $17.0 million for the year and included revenues from the promotion of Imdur(R) and K-Dur(R) for Schering-Plough, earnings from the Company's distribution arrangement for IS5MN with Bristol-Myers and royalties on sales of generic minocycline under an agreement with Barr Laboratories. Revenues from the marketing alliance with Schering-Plough for Imdur(R) were negatively impacted during the fourth quarter of 1998 due to generic product competition. This generic competition also affected the royalties the Company earned on sales of IS5MN by Bristol-Myers.

Selling, general and administrative expenses totaled $41.7 million for the year compared to $23.6 million in 1997, an increase of 76.6%. The most significant factor contributing to the increase was the expansion of the Company's sales force. The sales force averaged 155 sales representatives in 1998 compared with less than 40 in 1997. Advertising and promotion expenses increased by $0.5 million as the Company aggressively promoted three products during 1998 and only two during

1997. General and administrative expenses increased by $3.5 million compared with the prior year, $1.7 million related to additions made to strengthen the administrative staff and $1.7 million due to significant increases in legal costs related to litigation of the Company's ANDA filings for two complex generic products, nifedipine CC and terazosin.

Research and development expenses for the year were down from $6.5 million in 1997 to $3.2 million in 1998. The Company's R&D strategy shifted in mid 1997 to focus on development projects with near-term revenue potential and relatively low funding requirements including, for example, line extensions of the Company's branded products.

Interest income increased from $1.5 million in 1997 to $2.6 million in 1998 due to the interest income earned on the net proceeds from the Company's IPO and related financings in August of 1997. Interest expense in the year decreased to $3.0 million as compared to $7.3 million in 1997. This favorable result reflects the exchange and conversion of $49.5 million of senior subordinated discount notes into ordinary shares in June 1997.

The net result of the factors outlined above was that the net loss for the year ended December 31, 1998 decreased by 28.5% to $20.3 million as compared to a net loss of $28.4 million for the year 1997. Increased sales of branded products combined with the revenue from marketing alliances more than offset the increased costs of the Company's sales force and increased administrative expense. Basic and dilutive loss per ordinary share for the year decreased to ($1.64) on 12.4 million shares from ($3.39) on 8.4 million shares. The increase in the weighted average ordinary shares outstanding reflects the issuance of ordinary shares in connection with the Company's initial public offering in August 1997 and related financings, and the exchange and conversion of senior subordinated discount notes for ordinary shares.

Years Ended December 31, 1997 and 1996

Total revenues were $75.8 million for the year ended December 31, 1997 compared to $62.7 million in 1996. The increase is attributable to the fact that the 1996 results include revenues for the Warner Chilcott division (the "Division") only for the period from the date of acquisition, March 28, 1996, to December 31, 1996. Including revenues for the Division on a pro forma basis for the full year 1996 net sales were $78.1 million. Measured against pro forma 1996 results, 1997 revenues decreased 2.9% reflecting a decline in sales of the Company's generic products offset by the introduction of branded products beginning in the second quarter of 1997. Sales of generic products declined from $78.1 million in 1996 to $67.5 million; a reduction of 13.6%.

The Company launched two branded products, Vectrin(R) and LoCholest(R), in the second quarter of 1997, began to sell five branded products acquired from Warner-Lambert in June and launched NataFort(R) in December. Together these branded products accounted for $8.3 million of revenue versus zero in the prior year. Branded products are sold at margins that are considerably higher than those realized on the sale of generic products. Accordingly, the Company saw its gross margin expand to 17.1% of sales for the full year 1997 from 14.9% in the prior year. Including the results for the Division for the full year, pro forma gross margin for 1996 was 11.3%.

Selling, general and administrative expenses for 1997 were $23.6 million, an increase of 127.7% over the $10.4 million posted in 1996. A number of factors produced the marked increase in these expenses. First and foremost, in 1997 the Company began to assemble two professional sales forces to promote its various branded products. Second, the 1997 results include general and administrative costs for the Division for the full year versus approximately nine months in 1996. Finally, the Company incurred substantial advertising and promotion expenses in 1997 in connection with the launches of Vectrin(R) and LoCholest(R) and, to a much lesser extent, NataFort(R).

Research and development expense decreased from $10.9 million in 1996 to $6.5 million in 1997, a reduction of $4.4 million or 40.4%. Research and development expenses include ongoing costs associated with various product development projects including both branded and complex generic products. The decline in research and development spending reflects both a reduction in development costs for complex generic products as the projects moved from development stage to filing stage and a shift in the Company's emphasis to focus on lower cost, lower risk projects with near-term revenue potential; particularly so-called "grandfathered" products suitable for branded strategies and extensions of, or improvements to, the Company's existing branded offerings.

In 1996, the Company recorded a $16.0 million charge relating to the write off of acquired in-process research and development costs associated with the Acquisition. This charge represented the estimated fair value of acquired products for which FDA approval had not been received as of the acquisition date. The Company is completing the development of certain of these products and has already filed, or intends to file, ANDAs with the FDA.

Excluding the one-time write off of acquired research and development discussed above, the Company's operating loss for the year ended December 31, 1997 increased to $22.6 million from $15.3 million in 1996. The increase resulted primarily from the expenses of building the two sales forces, the costs of launching new branded products and the inclusion of a full year's expenses for the Division.

Interest income increased from $0.4 million in 1996 to $1.5 million in 1997 due to the interest income earned on the net proceeds from the Company's IPO and related financings in August of 1997. Interest expense in the year decreased to $7.3 million as compared to $8.4 million in 1996. This favorable result reflects the exchange and conversion of $49.5 million of senior subordinated discount notes into ordinary shares in June 1997.

The net loss for the year ended December 31, 1997 was $28.3 million compared to a net loss of $39.3 million in the prior year. The main factors leading to this reduced loss were the one-time write off of $16.0 million of acquired research and development recorded in 1996 offset by the costs of building the two sales forces and launching new branded products.

Liquidity and Capital Resources

At December 31, 1998, cash and cash equivalents on hand amounted to $43.1. This balance is primarily the result of the infusion of capital from the Company's initial public offering in August 1997 and related financings totalling approximately $74.6 million. Proceeds from the IPO have been used to fund operating losses and ongoing working capital requirements. The Company's working capital adjusted to exclude cash and short-term debt balances, increased to $15.8 million at December 31, 1998 from $13.5 million at year-end 1997. This increased investment in adjusted working capital and the net loss posted for the year were funded primarily by cash and equivalents on hand and increased borrowings under the Company's bank credit facility.

On March 30, 1998, the Company entered into a $30 million senior secured credit agreement with a syndicate of banks led by PNC Business Credit to fund a portion of its investment in inventories and accounts receivable. At December 31, 1998, the Company had $20.4 million outstanding under this credit facility, an increase of $5.9 million over the $14.5 million owed on the predecessor credit facility at December 31, 1997. Credit availability under the PNC facility is based on the balances of certain inventory, accounts receivable and other assets of Warner Chilcott, Inc., the Company's wholly owned United States operating subsidiary. The amounts outstanding under the predecessor facility at December 31, 1997 were classified as a short-term obligation. The PNC facility provides for credit availability through March 2001. Accordingly, the amounts outstanding under the PNC facility at December 31, 1998 were classified as long-term obligations.

The Company posted a substantial loss for the year ended December 31, 1998 and losses may continue in 1999 and beyond. In addition, the Company may invest in additional working capital or make capital expenditures to support its various business activities. Management believes the combination of the Company's cash balances ($43.1 million at December 31, 1998) and availability under its working capital facility provide the Company with access to sufficient capital to meet its requirements for at least the next two years. There can be no assurance, however, that such funds will be sufficient. Beyond such period, and in the absence of the Company generating cash from operations, the Company would need to raise additional funds. The Company expects that it would seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that additional funding will be available on acceptable terms, or at all.

Net Operating Loss Carryforwards

At December 31, 1998, the Company has available net operating loss carryforwards for United States Federal income tax reporting purposes of $47.6 million and state income tax reporting purposes of approximately $30.9 million. Ultimate utilization or availability of such net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not pay any Federal income taxes in 1998, 1997 or 1996.

Inflation

Inflation had no material impact on the Company's operations during the year ended December 31, 1998.

Year 2000

During 1997 the Company initiated a plan to identify, assess and remediate "Year 2000" issues. This plan consists of three phases as follows: Phase I - identification of all internal business critical systems and applications, key vendors, and major customers. Although completed in June 1998, Phase I includes the ongoing assessment of new vendors and customers as they become associated with the Company's business activities. Phase II - assessment of year 2000 compliance for all systems and activities identified in Phase I. Phase II was completed by December 31, 1998. Phase III - remediation and/or development of contingency plans for non-compliant systems and activities. While contingency plans have been developed for third party vendors, Phase III will continue to be addressed through the transition of Year 2000 to ensure a smooth implementation of contingency plans, if required.

The Company's primary information technology systems are used in the finance, administration, billing, distribution and selling systems operated in the Company's U.S. operating subsidiary, Warner Chilcott, Inc. Since the Acquisition in March 1996, the Company has put into place new systems to replace those systems previously provided by Warner-Lambert Company to the former Division. As a result, the Company's computer systems and applications have been recently developed. Year 2000 upgrades of network software and hardware, and financial software were completed during this year with the exception of the Company's general ledger system and WAN Firewall which the Company is currently working on. All internal business critical systems and applications are Year 2000 compliant with the exception of the Company's voice mail system which the Company is currently updating. The Company expects that the general ledger system, WAN Firewall and voice mail system will be Year 2000 compliant by the end of the second quarter of 1999, and expects the associated costs to be immaterial.

The Company has sent written inquiries to its key vendors and major customers as to their progress in identifying and addressing Year 2000 compliance issues. Those vendors and customers who have responded have reported that they expect to be Year 2000 compliant well before the critical date.

The Company does not expect the costs associated with Year 2000 compliance to be material. As of December 31, 1998, the Company incurred less than $100,000 in the above mentioned system and application upgrades. These costs were paid from available funds. The Company does not expect to incur additional costs of significance and has not deferred information systems projects in order to address Year 2000 issues.

The most significant Year 2000 risk faced by the Company is compliance on the part of third party vendors with whom the Company does business. Warner Chilcott utilizes third party vendors to perform a variety of functions including, but not limited to, warehousing, distribution, billing services, product manufacture, market research and sales force recruitment. Although these vendors have supplied the Company with written confirmation of their anticipation of Year 2000 compliance, the Company is developing contingency plans to address potential problems should their efforts prove unsuccessful.

Based on the Company's assessment efforts to date, the Company believes that year 2000 issues will not be disruptive to its operations, nor have a material adverse effect on its financial condition or results of operations. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. There can be no assurance that the failure to ensure year 2000 compliance by a third party would not have a material adverse effect on the Company.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for our financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measures them at fair value. The Company does not expect the adoption of this Statement to have a material impact on our financial statements.

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SOP 98-5, Reporting on the Costs of Start-up Activities, which are effective for our 1999 financial statements. The Company does not expect adoption of these SOPs to have a material impact on our financial statements.

Factors That May Affect Future Operating Results

Following is a discussion of some of the risks and historical facts which should be considered when evaluating the current and future results of the Company. This discussion is not intended to include all risks and historical facts that could produce adverse results.

The Company has a history of operating losses. Operating losses have been posted since the formation of the Company in 1992. As of December 31, 1998, the Company's accumulated deficit was $103.6 million. The Company has invested in the corporate infrastructure and sales organization needed to support the marketing and product development activities that management believes necessary for the success of the Company. However, there can be no assurance that these efforts will be sufficient and, thus, future profitability is uncertain.

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

The Company is engaged in the manufacture and marketing of products that may give rise to the development of certain legal actions and proceedings. The Company carries product liability insurance and umbrella liability insurance. There can be no assurance that this coverage is adequate to cover potential liability claims or that additional insurance coverage will be available in the future if the Company manufactures and markets new products. The Company's financial condition and results of operations could be materially adversely affected by the unfavorable outcome of legal actions and proceedings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our exposure in market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. and state government debt, foreign government/agency guaranteed debt, bank deposits and certificates of deposit, and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in the shorter-end of the maturity spectrum, and at December 31, 1998, 100% of such holdings matured in one year or less.

Item 8.      Financial Statements and Supplementary Data

Warner Chilcott's financial statements and schedule at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 and the Independent Auditors' Reports thereon are included below.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Warner Chilcott Public Limited Company

We have audited the accompanying consolidated balance sheet of Warner Chilcott Public Limited Company and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with United State generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warner Chilcott Public Limited Company and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG LLP


Short Hills, New Jersey
February 16, 1999

                STATEMENT OF INDEPENDENT CHARTERED ACCOUNTANTS


To the Directors and Shareholders of Warner Chilcott Public Limited Company

We have audited the accompanying consolidated balance sheet of Warner Chilcott Public Limited Company and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warner Chilcott Public Limited Company and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with accounting principles generally accepted in the United States. Also in our opinion, based on our audits, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG
Chartered Accountants
Dublin, Ireland

February 24, 1998

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands of U.S. dollars)

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                           1998              1997
                                                                                        ----------        ----------
 ASSETS
          Current Assets:
              Cash and cash equivalents                                                  $43,133           $52,786
              Accounts receivable                                                         18,050            14,599
              Inventories                                                                 13,099            16,175
              Prepaid expense and other assets                                             7,403             7,399
                                                                                        ----------        ----------
                       Total current assets                                               81,685            90,959
                                                                                        ----------        ----------

          Fixed Assets:
              Equipment, furniture and fixtures                                            1,076             1,148

          Other Assets:
              Intangible assets                                                           74,256            79,630
                                                                                        ----------        ----------

                       Total assets                                                     $157,017          $171,737
                                                                                        ==========        ==========

 LIABILITIES
          Current Liabilities:
              Accounts payable                                                            $8,833           $11,417
              Accrued liabilities                                                          6,254             7,994
              Due to Elan Corporation, plc and subsidiaries                                7,697             5,267
              Short-term debt                                                                 --            14,511
                                                                                        ----------        ----------
                       Total current liabilities                                          22,784            39,189
                                                                                        ----------        ----------
              Other Liabilities:
                  Working capital facility                                                20,393                --
                  Long-term debt                                                           8,897             7,902
                                                                                        ----------        ----------
                       Total liabilities                                                  52,074            47,091
                                                                                        ----------        ----------

 SHAREHOLDERS' EQUITY
          Ordinary Shares, par value $.05 per share; 50,000,000 shares authorized, 12,366,808 shares issued and outstanding at
              December 31, 1998 and 1997                                                     618               618
          Deferred Shares, par value IR,1 per share; 30,000 shares                            45                45
              authorized, 30,000 shares issued and outstanding at December 31,
              1998 and 1997
          Additional paid-in capital                                                     208,939           208,962
          Accumulated deficit                                                           (103,578)          (83,281)
          Deferred compensation                                                           (1,081)           (1,698)
                                                                                        ----------        ----------
              Total shareholders' equity                                                 104,943           124,646
                                                                                        ----------        ----------
                       Total liabilities and shareholders' equity                       $157,017          $171,737
                                                                                        ==========        ==========






 See accompanying notes to consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands of U.S. dollars, except per share data)


                                                                             Years Ended December 31,
                                                             --------------------------------------------------------
                                                                   1998                1997                  1996
                                                             --------------      --------------        --------------
 REVENUES
          Branded product sales                                 $ 16,440             $ 8,322               $    --
          Generic product sales                                   31,405              67,505                62,705
          Marketing alliances and other revenue                   17,049                  --                    29
                                                             --------------      --------------        --------------
              Total revenues                                      64,894              75,827                62,734
                                                             --------------      --------------        --------------
 OPERATING EXPENSES
          Cost of goods sold                                      34,230              62,863                53,367
          Selling, general and administrative                     41,709              23,618                10,373
          Depreciation and amortization                            5,621               5,458                 3,419
          Research and development                                 3,241               6,526                10,915
          Onetime charge -- acquired in process
              research and development                                --                  --                16,000
                                                             --------------      --------------        --------------
              Total operating expenses                            84,801              98,465                94,074
                                                              --------------      --------------        --------------

 OPERATING LOSS BEFORE TAXES                                     (19,907)            (22,638)              (31,340)
                                                              --------------      --------------        --------------

 OTHER INCOME
          Interest income                                          2,622               1,524                   441
          Interest expense                                        (3,012)             (7,260)               (8,440)
                                                              --------------      --------------        --------------
              Total other income (expense)                          (390)             (5,736)               (7,999)
                                                              --------------      --------------        --------------

 NET LOSS BEFORE TAXES                                           (20,297)            (28,374)              (39,339)
                                                              --------------      --------------        --------------

 Income taxes                                                         --                  --                    --
                                                              --------------      --------------        --------------

 NET LOSS                                                      $ (20,297)           $(28,374)             $(39,339)
                                                              ==============      ==============        ==============

 Net loss per ordinary share
          Basic and Dilutive                                   $   (1.64)           $  (3.39)             $  (9.62)
                                                              ==============      ==============        ==============

 Weighted average ordinary shares outstanding                 12,366,808           8,359,623             4,087,210
                                                              ==============      ==============        ==============




 See accompanying notes to consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands of U.S. Dollars)


                                                           Deferred  Additional
                                   Number of      Share      Share    Paid-in  Accumulated  Deferred
                                     Shares      Capital    Capital   Capital    Deficit   Compensation Total
                                 ------------    -------   --------  --------- ----------- ------------ -----

Balance at December 31, 1995       2,349,563       $117        $45    $35,772   $(15,568)        --    $20,366

         Stock issued for          2,415,000        121         --     48,179         --         --     48,300
         cash
         Issue expenses                   --         --         --     (1,774)        --         --     (1,774)
         Issue of warrant                 --         --         --        630         --         --        630
         Net loss                         --         --         --               (39,339)        --    (39,339)
                                 ------------    -------   --------  --------- ----------- ---------- ---------
Balance at December 31, 1996       4,764,563        238         45     82,807    (54,907)        --     28,183

         Stock issued for          4,775,000        239         --     82,267         --         --     82,506
         cash
         Issue expenses                   --         --         --     (7,918)        --         --     (7,918)
         Conversion of
             senior
             subordinated          2,827,245        141         --     49,336         --         --     49,477
             notes into
             ordinary shares
         Stock compensation               --         --         --      2,470         --     (2,470)        --
         Stock compensation               --         --         --         --         --        772        772
         expense
         Net loss                         --         --         --         --    (28,374)              (28,374)
                                 ------------    -------   --------  --------- ----------- ---------- ---------
Balance at December 31, 1997      12,366,808        618         45    208,962    (83,281)    (1,698)   124,646

         Issue expenses                   --         --         --        (23)        --         --        (23)
         Stock                            --         --         --         --         --        617        617
         compensation
         expense
         Net loss                         --         --         --         --    (20,297)        --    (20,297)
                                 ------------    -------   --------  --------- ----------- ---------- ---------
Balance at December 31, 1998      12,366,808       $618        $45   $208,939  $(103,578)   $(1,081)  $104,943
                                 ============    =======   ========  ========= =========== ========== =========


See accompanying notes to consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands of U.S. dollars)

                                                                                Years Ended December 31,
                                                                        ---------------------------------------
                                                                           1998           1997          1996
                                                                        ----------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                       $(20,297)      $(28,374)     $(39,339)
         Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities
             Depreciation and amortization                                 5,621          5,458         3,419
             Accretion of loan discount                                      995          4,174         4,904
             Deferred financing costs write-off                               --          1,069            --
             Stock compensation expense                                      617            772            --
             Loss on sale of fixed assets                                     --             98            --
             One time charge - in process research and                        --             --        16,000
                development
             Changes in assets and liabilities:
                (Increase) decrease in accounts
                     receivable, prepaid expense and other assets         (3,455)        (1,326)        3,190
                Decrease in inventories                                    3,076          7,125        12,971
                (Decrease) increase in accounts
                     payable and accrued liabilities                      (4,324)         5,327        13,512
                                                                        ----------     ----------    ----------
                     Net cash (used in) provided by
                        operating activities                             (17,767)        (5,677)       14,657
                                                                        ----------     ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of business, net of cash acquired and
             deferred acquisition costs                                       --             --      (144,813)
         Purchase of tangible fixed assets                                  (175)          (495)         (546)
         Purchase of intangible assets                                        --        (12,389)           --
         Sale of tangible fixed assets                                        --          1,168            --
                                                                        ----------     ----------    ----------
             Net cash used in investing activities                          (175)       (11,716)     (145,359)
                                                                        ----------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Working capital facility proceeds, net                           20,393             --            --
         Shortterm debt (repayment) proceeds                             (14,511)        (2,343)       16,854
         Short term advance - Elan Corporation, plc                           --             --       144,370
         Repayment of short term advance - Elan                               --             --      (144,370)
             Corporation, plc
         Loan proceeds (repayment) - Elan Corporation, plc                 2,430         (4,729)           --
         Proceeds from longterm debt                                          --             --        48,300
         Net proceeds from issuance of share capital                         (23)        74,588        46,526
         Proceeds from sale of warrant                                        --             --           630
                                                                        ----------     ----------    ----------
             Net cash provided by financing activities                     8,289         67,516       112,310
                                                                        ----------     ----------    ----------
         Net (decrease) increase in cash and cash                         (9,653)        50,123       (18,392)
         equivalents
             Cash and cash equivalents, beginning of year                 52,786          2,663        21,055
                                                                        ----------     ----------    ----------
             Cash and cash equivalents, end of year                      $43,133        $52,786        $2,663
                                                                        ==========     ==========    ==========
         Cash paid for interest                                           $1,542         $1,395        $1,010
                                                                        ==========     ==========    ==========


See accompanying notes to consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

Warner Chilcott Public Limited Company ("Warner Chilcott" or the "Company") is an Irish company with operations in Dublin, Ireland and Rockaway, NJ, USA. The Company's consolidated financial statements include the financial statements for Warner Chilcott Public Limited Company and all of its subsidiaries and are prepared in U.S. dollars in conformity with United States generally accepted accounting principles.

The Company is engaged in the development, marketing, sale and distribution of prescription pharmaceutical products in the United States. The Company's current focus is on branded products targeted for three markets: cardiology, women's health care and dermatology. All of the Company's branded products are promoted by the Company's sales force. The Company operates in one business segment and all of its revenues were generated in the United States.

2.     SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of the accompanying consolidated financial statements are in conformity with generally accepted accounting principles in the United States.

(a)    Basis of consolidation
The consolidated financial statements include the accounts of Warner Chilcott Public Limited Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

(b)    Estimates and assumptions
The preparation of financial statements in accordance with United States generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

(c)    Financial instruments
The Company considers all liquid interest-earning investments with original maturities of ninety days or less to be cash equivalents. Investments with maturities between ninety days and one year are considered short-term investments. Cash and short-term investments are stated at cost plus accrued interest, which approximates market value. From time to time, the Company pledges cash and equivalents as collateral for borrowings under its working capital facility. (See Note 9)

(d)    Inventories
Inventories are valued at the lower of cost or market. Cost is determined principally on the basis of first-in, first-out or standards, which approximate average cost.

(e)    Equipment, furniture and fixtures
Equipment, furniture and fixtures are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the various assets (primarily five years or the life of the lease or leasehold improvement).

(f)    Intangible assets
Purchased goodwill and other intangible assets resulting from business acquisitions are carried at cost and are amortized over their estimated useful lives, which range between 5 and 20 years. Where events or circumstances are present which indicate that the carrying amount of an intangible asset may not be recoverable, the Company estimates the future undiscounted cash flows expected to result from use of the asset and its eventual disposition. Where future undiscounted cash flow is less than the carrying amount of the asset, the Company will recognize an impairment loss. Otherwise, no loss is recognized.

(g)   Revenue recognition
Revenue from sales is recognized upon shipment of product to the customer. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Sales are recorded net of deductions for cash discounts, sales returns, customer rebates and pricing adjustments. Revenue from marketing alliances is recognized when earned under the terms of the associated contracts.

(h)   Research and development
Research and development costs are expensed as incurred.

(i)   Foreign currency transactions
The Company's financial statements are prepared in U.S. dollars. Revenues are generated in the United States and, in general, other business transactions are also denominated in U.S. dollars. Accordingly, the Company's exposure to currency fluctuations is limited. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars are included in the results of operations as incurred.

(j)    Income Taxes
Corporation tax is provided on the results for the year. The Company applies Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes," which requires deferred tax assets and liabilities to be recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

(k)   Stock based compensation
The Company grants stock options for fixed numbers of shares to employees and directors generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and includes appropriate disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

(l) Impairment of long-lived assets and long-lived assets to be disposed of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The application of this Statement did not have any impact on the Company's consolidated financial statements.

(m)   Net loss per ordinary share
The Company calculates net loss per ordinary share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 1998, 1997 and 1996. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive (See Notes 10 and 11).

(n)  Comprehensive income
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive loss is comprised solely of net loss.

3.   ACQUISITIONS

On March 28, 1996, the Company acquired certain assets, including the accounts receivables, inventories, intellectual property, licenses, trade names and know-how of the Warner Chilcott Division ("the Division") of Warner-Lambert Company for approximately U.S. $145 million in cash plus certain other expenses. The acquisition was accounted for as a purchase and, accordingly the operating results for the Division are included in the Company's financial statements beginning March 28, 1996. The Company had utilized Warner-Lambert since the acquisition for certain transition services and currently utilizes Warner-Lambert for contract manufacturing.

The total consideration paid including expenses and the allocation of such costs are summarized by asset category below (in thousands of U.S. dollars):

     Consideration                                              $144,927
                                                                --------
     Allocation of purchase price:
         Tangible assets (receivables, inventories, etc.)         62,663
         Assumed liabilities                                      (9,360)
         Acquired in process research and development             16,000
         Trade name                                               35,000
         Abbreviated New Drug Applications                         6,200
         Supply Agreement                                          4,800
         Goodwill                                                 29,624

The supply agreement is being amortized over its estimated useful life of 5 years. The remaining intangibles, including goodwill are being amortized over their estimated useful lives of 20 years. The acquired in process research and development value was written off in 1996. The respective values were determined with the assistance of an independent appraiser.

In July 1997, the Company acquired five branded products from the Warner-Lambert Company for approximately $13.0 million. The five brands were Pyridium(R), Mandelamine(R), Doryx(R), Eryc(R), and Choledyl SA(R). The acquisition costs are being amortized over 15 years.

4.   ACCOUNTS RECEIVABLE

                                                         December 31,
                                                    1998             1997
                                               (in thousands of U.S. dollars)
                                               ------------------------------
         Trade receivables                        $10,189          $15,941
         Marketing alliance receivables             8,869               --
         Other non-trade receivables                  559              177
                                                 ---------        ---------
                                                   19,617           16,118
         Less allowance for doubtful accounts       1,567            1,519
                                                 ---------        ---------
                                                  $18,050          $14,599
                                                 ---------        ---------

5.   INVENTORIES


                                                         December 31,
                                                    1998             1997
                                               (in thousands of U.S. dollars)
                                               ------------------------------
         Raw materials                            $ 1,897          $ 3,687
         Finishing supplies                             3                7
         Work in process                              932              492
         Finished goods                            11,597           12,460
                                                 ---------        ---------
                                                   14,429           16,646
         Less reserve for obsolescence              1,330              471
                                                 ---------        ---------
                                                  $13,099          $16,175
                                                 ---------        ---------

6.   EQUIPMENT, FURNITURE AND FIXTURES


                                                         December 31,
                                                    1998             1997
                                               (in thousands of U.S. dollars)
                                               ------------------------------
         Equipment, furniture and fixtures        $ 1,565          $ 1,390
         Less accumulated depreciation                489              242
                                                 ---------        ---------
                                                  $ 1,076          $ 1,148
                                                 ---------        ---------


Depreciation expense amounted to $247,000, $179,000, and $315,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  INTANGIBLE ASSETS
                                                          December 31,
                                                     1998             1997
                                               (in thousands of U.S. dollars)
                                               ------------------------------
         Goodwill                                  $29,624          $29,624
         Tradename and other intangibles            58,389           58,389
                                                  ---------        ---------
                                                    88,013           88,013
         Less accumulated amortization              13,757            8,383
                                                  ---------        ---------
                                                   $74,256          $79,630
                                                  ---------        ---------


Amortization expense amounted to $5,374,000, $5,279,000, and $3,104,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

Cash, cash equivalents and accounts receivable carrying amount approximates fair value due to the short-term maturities of these instruments.

Other creditors, short-term debt and due to Elan carrying amount approximates fair value due to the short-term maturities of these instruments.

Long-term debt and working capital facility carrying amount approximates fair value based on market comparables.

The Company invests its cash in U.S. government securities and debt instruments of financial institutions and corporations with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

9.    DEBT

Working Capital Facility

On March 30, 1998 Warner Chilcott, Inc., the Company's U.S. operating subsidiary ("WCI"), entered into a $30 million revolving credit facility and security agreement with a syndicate of banks led by PNC Business Credit. The facility expires in March 2001. The PNC facility replaced a facility provided by Bankers Trust Commercial Corporation.

The PNC facility is collateralized by substantially all of the assets of Warner Chilcott, Inc. including cash balances, accounts receivable, inventory, fixed assets and other intangible assets. Availability under the credit facility is based upon the balances of qualified collateral; primarily accounts receivable, inventory and certain cash balances. Under the credit agreement, Warner Chilcott, Inc. is required to maintain a minimum balance of shareholders' equity. At December 31, 1998 the Company was in compliance with the covenants of the PNC facility. Warner Chilcott, plc, Warner Chilcott Ireland Limited, and Warner Chilcott Limited (Bermuda) have also pledged certain assets and financial support for the facility.

Interest on outstanding borrowings accrues at either PNC's Base Rate or LIBOR plus one and three-quarter percent. In addition, the Company pays a commitment fee equal to three-eighths of one percent on the unused portion of the facility. Interest expense related to the PNC and predecessor credit facilities in 1998, 1997 and 1996, including commitment fees, were $1.7, $1.8 and $2.1 million respectively.

Senior Subordinated Discount Notes

In April 1996, WCI issued $69 million principal amount of Senior Subordinated Discount Notes ("Notes") due 2001 at a 30% discount to the principal amount. Gross proceeds to WCI amounted to $48.3 million, which were utilized to fund the acquisition of the Division. No interest accrued on the Notes through October 25, 1998. The discount on the Notes was amortized to interest expense at a rate of 14.8%, compounded semi-annually. At October 25, 1998 the discount on the Notes was fully amortized and the Notes were carried at 100% of their principal amount. Beginning October 25, 1998, interest began to accrue on the Notes at a rate of 16.8% per annum paid semi-annually on each April 30th and October 31st. At its sole discretion, the Company may issue additional Notes in lieu of cash payment of any or all interest due on the Notes on each interest payment date. The Notes are unsecured and rank subordinate in right of payment to all senior indebtedness of WCI. The Notes are redeemable at the option of WCI, in whole or in part, at any time prior to maturity at redemption prices equal to 105% of the principal amount of the Notes plus accrued interest.

In June 1997, the Company offered all holders of the Notes the right to exchange Notes for newly issued Convertible Senior Subordinated Discount Notes ("the Convertible Notes") and detachable warrants to purchase Ordinary Shares of the Company. The holders of 87% of the principal amount of the Notes accepted the offer and the Company issued $49.5 million of Convertible Notes and detachable warrants in exchange for $49.5 million of Notes. The conversion price for the Convertible Notes, the number of shares subject to the detachable warrants and the exercise price of the warrants were ultimately determined by the price at which the Company sold shares in its IPO in August 1997. Following the exchange, the Company exercised an option to convert the Convertible Notes into Ordinary Shares. The net result of the exchange of Notes for Convertible Notes and detachable warrants and the subsequent conversion of the Convertible Notes into shares was that the Company issued 2,827,245 Ordinary Shares and warrants to purchase an aggregate 141,362 Ordinary Shares exercisable at $17.50 per share.

The table below shows the components of long-term debt as of December 31, 1998 and 1997:

                                                          December 31,
                                                  1998                 1997
                                               (in thousands of U.S. dollars)
                                               -------------------------------
     Senior subordinated discount notes        $  6,228           $   6,228
     Accreted interest                            2,669               1,674
                                               -----------        ------------
          Long-term debt                       $  8,897           $   7,902
                                               -----------        ------------

The amount of original issue discount amortized to interest expense was $1.0 million in 1998 and $4.2 million in 1997.


10.   SHARE CAPITAL

Ordinary Shares

In August 1997 the Company completed its initial public offering (the "IPO") selling 3,500,000 shares at an issue price of $17.50 per Ordinary Share. Concurrent with the IPO, Barr Laboratories Inc. purchased 250,000 Ordinary Shares in a private placement at an issue price of $16.275 per share which equated to the IPO issue price net of underwriting discounts and commissions. Also, at the time of the IPO, Elan Corporation, plc exercised a warrant to purchase 500,000 Ordinary Shares at a price of $16.00 per share. In September 1997 the underwriters of the Company's IPO exercised an option to cover over-allotments and purchased an additional 525,000 Ordinary Shares from the Company at a price of $17.50 per share less underwriting discounts and commissions. The net proceeds to the Company of the IPO and related financings totalled $74.6 million.

In 1997, the Company issued 2,827,245 Ordinary Shares and 141,362 detachable warrants in exchange for Convertible Senior Subordinated Discount Notes (See
Note 9).

Deferred Shares

Holders of Deferred Shares will not be entitled to receive dividends or to receive notice of or be represented at shareholder meetings of the Company or to vote at such meetings. On liquidation or a winding up of the Company the holders of Deferred Shares will be entitled to receive the par value of the Deferred Shares after the holders of the Ordinary Shares have received the par value of the Ordinary Shares but shall not be entitled to otherwise participate in the assets which are available for distribution.

Warrants Issued In Connection With Financing Activities

The Company from time to time has issued warrants in connection with various financing activities.

On September 30, 1997, the Company issued a five-year warrant to Elan to purchase 150,000 Ordinary Shares at an exercise price of $22.75 per share in conjunction with bridge financing for the purchase of five products from Warner Lambert.

In connection with Barr's purchase of shares at the time of the IPO, the Company issued to Barr a warrant to purchase up to 250,000 Ordinary Shares exercisable at $16.275 per share. The warrant becomes exercisable as to 62,500 shares during four one-year periods beginning on each of the first, second, third and fourth anniversaries of the IPO. If Barr does not exercise, in full, its right to purchase the 62,500 shares during any one-year period, such portion of the warrant expires. At December 31, 1998, this warrant was exercisable as to 62,500 shares.

In connection with the acquisition of the Division, the Company issued a warrant to Warner-Lambert for $672,000. This warrant entitles Warner-Lambert to purchase 1,130,158 Ordinary Shares of the Company for $18 million. This warrant is exercisable through January 31, 2001.

During the years ended December 31, 1995 and 1996 the Company issued warrants to shareholders to purchase 151,275 and 88,080 Ordinary Shares, respectively, at an exercise price of $16.00 per share. These warrants are exercisable through October 17, 1999.

In October 1994 the Company issued warrants to purchase 75,000 Ordinary Shares to Montgomery Securities in connection with a private placement. These warrants are exercisable at $19.20 per Ordinary Share at any time up to October 17, 1999.

Other Warrants

In October 1994, the Company granted to an individual who was, at the time, an officer of the Company a warrant to purchase 10,000 Ordinary Shares at a consideration of $0.05 per share and a warrant to purchase 33,334 Ordinary Shares at an exercise price of $16.00 per share. These warrants are exercisable through October 17, 1999.

During 1996, 100,000 warrants were issued to an individual who was, at the time, an officer and director of the Company. The exercise price of $20.00 per share was equal to the estimated fair value of the shares on the date of the grant. The warrants are exercisable through June 28, 2001.

Other

In December 1998, Elan Corporation, plc, contributed 600,000 shares of the Company's stock to an entity formed by it and selected members of senior management of the Company. Under the terms of the transaction, Elan retained the right to proceeds from the sale of the shares at prices up to $11.50 per share. Thereafter, Elan would be entitled to receive 50% of any sales proceeds in excess of $11.50 per share.

11.  EMPLOYEE AND DIRECTOR STOCK OPTIONS AND COMPENSATORY WARRANTS

Incentive Share Option Scheme

In April 1997, the Company adopted an Incentive Share Option Scheme for officers, directors and employees which provides for both nonqualified stock options and incentive stock options. The option exercise price is the fair market value at the date of grant. Options for officers, employees, and directors generally vest over four years and expire on the earlier of ten years from the date of grant or after a specified period following the participant's separation from the Company. At December 31, 1998 options for 799,450 shares were outstanding under the Scheme, 700,550 shares were available for future grants and 260,026 were exercisable.

Warrants Issued to Officers and Directors

The Company has issued warrants to certain executives and to directors that are not governed by the Incentive Share Option Scheme. These warrants are described below:

In June 1996, the Company issued warrants to directors to purchase up to an aggregate 60,000 Ordinary Shares at an exercise price of $20.00 per share. The exercise price on the date of grant was equal to the estimated fair value of the shares on that date. The warrants are exercisable through June 28, 2001.

In March 1997, the Company issued warrants to two executives pursuant to employment agreements approved by the Board of Directors. The warrants allow the executives to purchase up to an aggregate 650,000 shares (520,000 at an exercise price of $20.00 per share and 130,000 at an exercise price of $1.00 per share). These warrants become exercisable ratably over 16 quarterly periods which began October 1, 1996, but would be immediately exercisable in full if the Company undergoes a change of control. The warrants expire on the earlier of October 31, 2006 or after a specified period following the termination of the executive's employment with the Company. The difference between the estimated fair value of the shares on the date of grant ($20.00) and the $1.00 per share exercise price was recorded as deferred compensation expense totalling $2,470,000 on the date of grant and is being amortized over the vesting period. Compensation expense charged against income in respect of these warrants was $617,000 for the year ended December 31, 1998 and $772,000 for the year ended December 31, 1997.

In February 1998, the Company issued a warrant to an executive pursuant to an employment agreement approved by the Board of Directors. The warrant allows the executive to purchase up to 200,000 Ordinary Shares at an exercise price of $9.77 per share. The exercise price on the date of grant was equal to the fair market value of the shares on that date. The warrant becomes exercisable (vests) over 16 quarterly periods which began January 1, 1998, but would be immediately exercisable in full if the Company undergoes a change of control. The warrants expire on the earlier of February 3, 2008 or after a specified period following the termination of the executive's employment with the Company.

Options outstanding under the Scheme and warrants issued to officers and Directors are summarized below:

                                                                                       Price Per Share
                                                                     -------------------------------------------------
                                                                                                     Weighted
                                                    Shares                    Range                   Average
                                            ------------------------ ------------------------ ------------------------
Balance at December 31, 1995                                      -                        -                        -
     Granted                                                 60,000                   $20.00                   $20.00
     Exercised                                                    -                        -                        -
     Cancelled                                                    -                        -                        -
                                            ------------------------ ------------------------ ------------------------

Balance at December 31, 1996                                 60,000                   $20.00                   $20.00
     Granted                                                926,750              $1.00-20.00                   $17.33
     Exercised                                                    -                        -                        -
     Cancelled                                              (7,500)                   $20.00                   $20.00
                                            ------------------------ ------------------------ ------------------------

Balance at December 31, 1997                                979,250           $1.00 - $20.00                   $17.48
     Granted                                                748,450            $6.00 - $9.88                   $ 9.22
     Exercised                                                    -                        -                        -
     Cancelled                                             (18,250)           $9.77 - $20.00                   $14.70

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                              1,709,450           $1.00 - $20.00                   $13.89
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 1998                            735,651           $1.00 - $20.00                   $15.96
----------------------------------------------------------------------------------------------------------------------

Following is option and warrant data at December 31, 1998 by exercise price range:

Exercise Price Range                                   $1.00 to        $6.00 to        $10.00 to       Total
                                                       $5.99           $10.00          $20.00
----------------------------------------------------------------------------------------------------------------------
Number of shares subject to options and warrants              130,000         738,950         840,500       1,709,450

Weighted average exercise price                                 $1.00           $9.21          $20.00          $13.89

Weighted average remaining contractual life (years)              7.75            9.23            7.53            8.28

Number of exercisable options and warrants                     73,125         147,213         515,313         735,651

Weighted average exercise price of exercisable
     options and warrants                                       $1.00           $9.23          $20.00          $15.96

The Company applies APB Opinion No. 25 in accounting for option grants under its Incentive Share Option scheme and the issuance of warrants to officers and directors. Accordingly, no compensation cost has been recorded in the consolidated statement of operations for stock options or warrants granted at exercise prices at least equal to fair market value on the date of grant. Had the Company determined compensation cost based on the fair value of options and warrants issued at the grant date under SFAS No.123, the Company's net loss and net loss per ordinary share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts).


                                    1998            1997           1996
                              --------------- -------------- ---------------

   Net loss as reported       $(20,297)       $(28,374)      $(39,339)

   Pro forma net loss         $(22,767)       $(30,817)      $(39,499)

   Pro forma net loss

        per ordinary share    $(1.84)         $(3.69)        $(9.66)

The pro forma amounts shown in the table above reflect the impact of options and warrants granted in 1996 and after. There were no options or warrants granted to employees or directors prior to 1996. Warrants issued for acquisition-related consideration or in connection with financing activities were not included in the analysis.

The per share weighted-average fair value of options and warrants granted during 1998, 1997 and 1996 was $4.54, $5.53 and $5.00 using the Black-Scholes option-pricing model. Values were estimated using a weighted average life of 3.0, 3.6 and 5.0 years in 1998, 1997 and 1996, no expected dividend yield in any year, volatility of .728 in 1998 and .256 in 1997, and risk free interest rates of 4.6%, 6.0% and 5.5% in 1998, 1997 and 1996.

12.   401(k) SAVINGS PLAN

In April 1996, Warner Chilcott adopted a 401(k) savings plan in which a participant may elect to defer an amount not in excess of 15% of his or her compensation. The Company shall make matching contributions to the plan on behalf of all participants who make elective deferrals. The Company shall contribute and allocate to each participant's account matching contributions equal to 50% of up to 6% of the participant's contributions.

The Company's contributions recognized for the year ended December 31, 1998, 1997 and 1996 were $174,200, $59,500 and $42,400, respectively.

13.   TAXES

The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. Although the Company is currently generating losses, tax relief may be available to offset future taxable earnings. However, there can be no assurance that such relief will be available to the Company.

SFAS No. 109 requires, among other things, recognition of future tax benefits measured at enacted rates attributable to temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating losses if realization of such benefits were likely to occur. Under SFAS No. 109, the Company's deferred tax assets as of December 31, 1998 and 1997, respectively, are estimated as follows:


                                                        December 31,
                                                   1998              1997
                                               (in thousands of U.S. dollars)
                                               ------------------------------
     Deferred tax assets
      Net operating loss carryforward            $18,026           $12,187
      Amortization of intangibles                  5,329             5,660
      Disqualified interest carryforward             826               826
      Other, net                                    (252)               10
                                                ---------         ---------
        Subtotal                                  23,929            18,683
      Valuation allowance                        (23,929)          (18,683)
                                                ---------         ---------
        Net deferred tax asset                   $    --           $    --
                                                ---------         ---------


For the three years ended December 31, 1998, 1997 and 1996, the temporary differences that give rise to significant portions of deferred tax assets relate primarily to net operating losses in the amount of $18,456,000, $22,414,000 and $9,525,000. There are no significant deferred tax liabilities at December 31, 1998. The valuation allowance for deferred tax assets at December 31, 1998, 1997 and 1996 was $23,929,000, $18,683,000, and $10,914,000 respectively.

At December 31, 1998, the Company has available net operating loss carryforwards for United States Federal income tax reporting purposes of $47,615,000 and state income tax reporting purposes of approximately $30,932,000. Ultimate utilization or availability of such net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not pay any Federal income taxes in 1998, 1997 or 1996.

14.  SIGNIFICANT CONCENTRATIONS

Significant customers / revenue sources

In 1998, the Company derived 25% of its total revenue from the promotion of several cardiovascular products under an agreement with Schering Corporation. The Company's sales force promotes these Schering products to a targeted doctor population and in turn receives a fee based on Schering's sales of the products to the trade. The agreement expires in June 2001 but may be terminated sooner by either party under certain circumstances. Amounts earned by the Company under the promotion agreement are paid on a quarterly basis within 45 days of the end of each calendar quarter. At December 31, 1998, $8.1 million of the balance of accounts receivable are amounts due from Schering.

The Company distributes its pharmaceutical products through wholesalers, distributors and direct to certain retailers. The following table shows significant customer sales as a percentage of total sales:

                                   December 31,

                         1998         1997          1996
                     ------------ ------------ -------------
   Customer A             17%          12%           15%
   Customer B             12%           7%            7%
   Customer C             10%          15%           13%

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of short-term investments and accounts receivable. The Company's short-term investments consist of interest-bearing securities issued by investment grade entities and exposure to any one entity is limited.

Trade receivables are primarily due from wholesalers, distributors, major retailers of pharmaceutical products, and multi-national pharmaceutical companies located in the United States. The Company completes ongoing credit evaluations of its customers and sales made on credit are generally not collateralized. The following table shows significant trade receivables as a percentage of total accounts receivable:


                             December 31,

                          1998         1997
                      ------------- ------------
   Customer A              11%          18%
   Customer B              10%          12%
   Customer C               9%          23%

15.   COMMITMENTS AND CONTINGENCIES

Leases

The Company has various operating leases for the rental of office space and sales force vehicles and equipment. Future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are as follows:


                             Minimum Rental Payments
                          -----------------------------
                            1999            $  917
                            2000               945
                            2001               538
                            2002               544
                            2003               549
                            Thereafter          46
                                           --------
                              Total         $3,539
                                           --------

Rent expense under operating leases during the years ended 1998, 1997, and 1996 was $571,300, $206,000 and $108,000 respectively.

Employment Agreements

The Company has employment agreements with three of its executives, all of whom are also directors. The agreements provide for minimum salary levels as well as incentive bonuses that are payable if specified management goals are attained. The agreements also contain provisions that would entitle each executive to severance payments based upon their then current base salary in the event of termination other than for "cause" as defined in the agreements. The maximum contingent liability for such severance payments at December 31, 1998 totalled $1.0 million.

16.  RELATED PARTIES

The Company has ongoing business dealings with three companies (Elan, Barr, and Boron-LePore) that are related parties. The Company employs certain procedures to ensure that transactions with these parties take place on terms no more favorable than could be obtained from unrelated third parties.

Elan Corporation, plc.

At December 31, 1998, Elan Corporation, plc and its subsidiaries held 19.6% of the ordinary share capital of the Company (excluding shares that are part of the transaction described in Note 10). Mr. Thomas G. Lynch, Executive Vice President, Chief Financial Officer and a member of the Board of Directors of Elan, serves on the Company's Board of Directors. The companies have ongoing product development activities, for which the Company owes $7.0 million as of December 31, 1998, and Elan also provides certain administration and support services for the Company for fee.

The Company incurred research and development costs charged by Elan of $4.1 million and $8.5 million in the years ended December 31, 1997 and 1996, respectively. No research and development costs were charged by Elan in 1998. General and administrative expenses of $326,200, $582,900 and $644,840 in the years ended December 31, 1998, 1997 and 1996 and equity issue expenses of $1,774,000 in the year ended December 31, 1996 were charged by Elan. These charges were expensed to operations and charged to additional paid-in capital accordingly. Amounts billed to the Company by Elan for administrative services are due within 30 days of receipt of invoice.

Barr Laboratories, Inc.

In 1997, the Company entered into an agreement under which Barr distributes minocycline capsules manufactured under the Company's ANDA. Royalties from this agreement of $94,000 and $262,000 were included in the Company's financial results for the years ended December 31, 1998 and 1997, respectively. Barr holds 250,000 of the Company's Ordinary Shares and a warrant to purchase an additional 250,000 shares. Mr. Bruce Downey, the Chairman, President and Chief Executive Officer of Barr serves on the Company's Board of Directors.

Boron-LePore Group, Inc.

Boron-LePore provides a range of services to the Company including providing contract sales personnel, recruitment of sales representatives and certain sample data record keeping. Mr. Roger Boissonneault, the President and Chief Operating Officer of Warner Chilcott, serves on the Board of Boron-LePore. For the years ended December 31, 1998 and 1997 fees of $5.6 million and $2.2 million were charged by Boron-LePore and expensed to operations. No fees were incurred during the year ended December 31, 1996.

Schedule II
Valuation and Qualifying Accounts.

                                                                         Write-
                                                                          offs
                                              Balance                   against    Additions
                                                at                      Reserves   Resulting                Balance
                                             Beginning   Additional     and other    from         Deduc-     End of
                                             of Period    Reserves      Reserves   Acquisition    tions      Period
                                             ---------   ----------     ---------  -----------    ------    --------
1998:
Allowance for doubtful accounts               $ 1,519     $    50        $    (2)          --         --    $ 1,567
Reserve for inventory obsolescence            $   471     $ 1,672        $  (813)          --         --    $ 1,330

1997:
Allowance for doubtful accounts               $ 2,030          --        $  (511)          --         --    $ 1,519
Reserve for inventory obsolescence            $ 1,331     $   790        $(1,650)          --         --    $   471

1996:
Allowance for doubtful accounts                    --          --             --      $ 2,047    $   (17)   $ 2,030
Reserve for iventory obsolescence                  --          --             --      $ 2,000    $  (669)   $ 1,331


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


Not applicable.

                                   Part III

Item 14.  Financial Statements and Exhibits

     (a)      The following documents are filed with this Form 10-K

     Financial Statements:
              Index to Consolidated Financial Statements
              Reports of Independent Auditors
              Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
              Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
              Consolidated Statements of Cash Flow for the Years Ended December 31, 1998, 1997 and 1996
              Notes to the Consolidated Financial Statements

     Financial Statement Schedule:
              Schedule II - Valuation and Qualifying Accounts
              The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Exhibits filed as part of this Report:

Exhibit No.                                Description
----------                                 -----------

2.1++ Asset Purchase Agreement, dated as of February 13, 1996, by and between Warner Chilcott, Inc. ("WCI") and Warner-Lambert Company ("Warner-
                                           Lambert")

3.1++ Memorandum and Articles of Association, as amended, of Warner Chilcott Public Limited Company (the "Company")

4.1++ Deposit Agreement, dated as of June 16, 1997, among the Company, The Bank of New York, and Owners from time to time of the Company's ADSs

4.2++                                      Form of Ordinary Share Certificate

4.3++                                      Form of ADR Certificate (included
                                           within Exhibit 4.1)

4.4++                                      Form of Senior Subordinated Discount
                                           Note

4.5++                                      Form of Convertible Senior
                                           Subordinated Discount Note

4.6++                                      Form of Warrant for converting
                                           holders of Rule 144 ADSs

10.1++                                     Incentive Share Option Scheme of the
                                           Company, dated as of April 3, 1997

10.2++* Master Development and License Agreement, dated as of October 17, 1994, by and between the Company and Elan Corporation plc ("Elan")

10.3++* Development License and Supply Agreement, dated as of November 10, 1994, by and between the Company and Elan

10.4++* Development License and Supply Agreement, dated as of March 10, 1995, by and between the Company and Elan

10.5++* Development License and Supply Agreement, dated as of March 10, 1995, by and between the Company and Elan

10.6++ Administrative Support Agreement, dated as of October 17, 1994, by and between the Company and Elan

10.7++* Toll Manufacturing Agreement (Minocycline) dated as of March 28, 1996 by and between WCI and Warner-Lambert

10.8++* Gemfibrozil Supply Agreement, dated as of March 28, 1996, by and between WCI and Warner-Lambert

10.9++* Desmopressin Agreement, dated as of March 28, 1996, by and between the Company and Warner-Lambert

10.10++* Choledyl SA Supply Agreement, dated as of June 26, 1997, by and between Warner Chilcott (Bermuda) Limited and Warner-Lambert

10.11++* Doryx and Eryc Packaging Agreement, dated as of June 26, 1997, by and between Warner Chilcott (Bermuda) Limited and Warner-Lambert

10.12++* Transition Services Agreement, dated as of March 28, 1996, by and between WCI and Warner-Lambert

10.13++ Shareholders Agreement, dated as of October 17, 1994, by and between the Company and Elan

10.14+ Shareholders Agreement, dated as of August 13, 1997 between the Company and Barr Laboratories, Inc.

10.15++* Manufacturing Agreement, dated as of December 30, 1994, by and between the Company and Mova Pharmaceutical Corporation ("Mova")

10.16++* Development Agreement, dated as of January 19, 1995, by and between the Company and Mova

10.17++* LoCholest Supply Agreement, dated as of September 13, 1996, by and between the Company and Eon Labs
                                           Manufacturing Inc.

10.18++* Supply and Rebate Agreement, dated as of May 17, 1996, by and between the Company and Cardinal Distribution

10.19++* Supply and Rebate Agreement, dated as of March 28, 1997, by and between the Company and McKesson Drug Company

10.20+* License and Distribution Agreement, dated as of December 31, 1997, by and between the Company and FH Faulding & Co. Ltd.

10.21++                                    Private Placement Memorandum dated as
                                           of March 13, 1996

10.22++ Purchase Agreement, dated as of April 25, 1996, by and among the Company, WCI and the purchasers named therein

10.23++ Registration Rights Agreement, dated as of October 17, 1994, by and among the Company and the purchasers named therein, together with all amendments thereto

10.24++ Registration Rights Agreement, dated as of April 25, 1996, by and among the Company and the purchasers named therein, together with all amendments thereto

10.25++ Indenture, dated as of April 15, 1996, by and between WCI and Fleet National Bank of Connecticut, as Trustee

10.26++ Warrant Agreement, dated as of October 17, 1994, by and between the Company and Elan

10.27++ Warrant Agreement, dated as of March 26, 1996, by and between the Company and Warner-Lambert

10.28++* Promotion and Sales Agreement, dated as of November 25, 1996, by and between the Company and Dermatology Sales Specialists

10.29++ Purchase Agreement, dated as of June 26, 1997, by and between Warner Chilcott (Bermuda) Limited and Warner-Lambert

10.30++ Stock and Warrant Purchase Agreement, dated as of July 8, 1997, by and between Barr Laboratories, Inc. and the Company

10.31++ Exchange Agreement, dated as of June 15, 1997, by and among the Company and the exchanger parties thereto

10.32# Employment Agreement between the Company and James G. Andress, dated March 3, 1997

10.33# Employment Agreement between the Company and Roger M. Boissonneault, dated March 3, 1997

10.34# Employment Agreement between the Company and Paul S. Herendeen, dated February 3, 1998

10.35+ Employment Agreement between the Company and Beth P. Hecht, dated December 1, 1998

10.36# Warrant Certificate Agreement between the Company and James G. Andress, dated October 31, 1996

10.37# Warrant Certificate Agreement between the Company and James G. Andress, dated October 31, 1996

10.38#                                     Warrant Certificate Agreement between
                                           the Company and Roger M.
                                           Boissonneault, dated October 31, 1996

10.39# Warrant Certificate Agreement between the Company and Paul S. Herendeen, dated February 3, 1998

10.40# Revolving Credit and Security Agreement, dated March 30, 1998, among WCI, PNC Bank National
                                           Association and the Lenders thereto

10.41# Financial Support Undertaking, dated March 30, 1998, made by the Company and Warner Chilcott (Bermuda) Limited in favor of PNC Bank National
                                           Association

10.42# Continuing Limited Non-Recourse and Collateralized Guaranty, dated March 30, 1998, made by Warner Chilcott (Bermuda) Limited in favor of PNC Bank National Association

10.43# Trademark Collateral Assignment and Security Agreement, from WCI to PNC Bank National Association dated March 30, 1998

10.44# Trademark Collateral Assignment and Security Agreement from Warner Chilcott (Bermuda) Limited to PNC Bank National Association dated March 30, 1998

10.45##* Promotion Agreement between Schering Corporation and the Company dated July 16, 1998

10.46##* Amendment to Promotion Agreement with Schering Corporation dated September 3, 1998

10.47+* CoPromotion Agreement between Apothecon, Inc. and WCI dated January 1, 1999

10.48+* License Agreement (Ovcon) between Bristol-Myers Squibb Company and Warner Chilcott Laboratories Ireland Limited, dated February 1, 1999

27.1+                                      Financial Data Schedule

++ Previously filed by the Registrant in the Registration Statement on Form F-1, as amended (File no. 333-7240), and incorporated by reference.

# Previously filed by the Registrant in the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 1998 and incorporated by reference.

## Previously filed by the Registrant in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference.

+    Filed Herewith

* Confidential material has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WARNER-CHILCOTT PUBLIC LIMITED COMPANY
                           (Registrant)



                           By: /s/ James G. Andress
                               -----------------------------------
                               Name:    James G. Andress
                               Title:   Chairman, Chief Executive Officer and
                                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                           Title                                   Date
                 ----                                           -----                                   ----
/s/ James G. Andress                    Chairman, Chief Executive Officer (Principal               March 30, 1999
---------------------------------       Executive Officer) and Director
James G. Andress


/s/ Roger M. Boissonneault              President, Chief Operating Officer and Director            March 30, 1999
---------------------------------
Roger M. Boissonneault


/s/ Paul S. Herendeen                   Executive Vice President and Chief Financial Officer       March 30, 1999
---------------------------------       (Principal Financial and Accounting Officer)
Paul S. Herendeen


/s/ David Pinkerton                     Director                                                   March 30, 1999
---------------------------------
David Pinkerton


/s/ Harold Chefitz                      Director                                                   March 30, 1999
---------------------------------
Harold Chefitz


/s/ Docteur Nicole Bru                  Director                                                   March 30, 1999
---------------------------------
Docteur Nicole Bru


/s/ James H. Bloem                      Director                               March 30, 1999
-------------------------------
James H. Bloem

/s/ Bruce Downey                        Director                               March 30, 1999
-------------------------------
Bruce Downey

/s/ Thomas G. Lynch                     Director                               March 30, 1999
-------------------------------
Thomas G. Lynch

/s/ Donald E. Panoz                     Director                               March 30, 1999
-------------------------------
Donald E. Panoz