Form 10-Q
period 1999-03-31
WARNER CHILCOTT PLC
filed 1999-05-14
CIK 1042459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

American Depositary Shares, representing Ordinary Shares, par value $.05 each; Ordinary Shares, par value $.05 each; 12,366,808 Ordinary Shares outstanding at March 31, 1999.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                               Table of Contents


                                                                                    PAGE NO.
                                                                                    --------
Part I - Financial Information

Item 1.  Consolidated Financial Statements (unaudited)


         Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998                                                            2

         Consolidated Statements of Operations for the Three
              Months Ended March 31, 1999 and 1998                                         3

         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998                                                4

         Notes to the Unaudited Consolidated Financial Statements                        5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 8-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       14


Part II - Other Information

Item 1.  Legal Proceedings                                                                14

Item 5.  Other Information                                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                 15


Signatures                                                                                16

Part I - Financial Information

Item 1. Financial Statements

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
    Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998
                        (in thousands of U.S. dollars)

                                  (UNAUDITED)

                                                                          March 31,       December 31,
                                                                            1999             1998
                                                                         -----------    ---------------
 ASSETS
    Current Assets:
      Cash and cash equivalents                                           $    42,961     $   43,133
      Accounts receivable                                                      10,870         18,050
      Inventories                                                              11,046         13,099
      Prepaid expense and other assets                                          3,462          7,403
      Due from Elan Corporation, plc and subsidiaries                           1,363              -
                                                                          -----------     ----------
       Total current assets                                                    69,702         81,685
                                                                          -----------     ----------

    Fixed Assets:
      Equipment, furniture and fixtures                                         1,061          1,076

    Other Assets:
      Intangible assets                                                        72,913         74,256
                                                                          -----------     ----------
       Total assets                                                       $   143,676     $  157,017
                                                                          ===========     ==========

 LIABILITIES
    Current Liabilities:
      Accounts payable                                                    $     9,956     $    8,833
      Accrued liabilities                                                       3,529          6,254
      Due to Elan Corporation, plc and subsidiaries                                 -          7,697
                                                                          -----------     ----------
       Total current liabilities                                               13,485         22,784
                                                                          -----------     ----------

    Other Liabilities:
      Working capital facility                                                 18,193         20,393
      Long-term debt                                                            8,897          8,897
                                                                          -----------     ----------
       Total liabilities                                                       40,575         52,074
                                                                          -----------     ----------

 SHAREHOLDERS' EQUITY
    Ordinary Shares, par value $.05 per share; 50,000,000 shares authorized, 12,366,808 shares issued and outstanding at March
      31, 1999 and December 31, 1998                                              618            618
    Deferred Shares, par value IR(pound)1 per share; 30,000 shares authorized, 30,000 shares issued and outstanding at March 31,
      1999 and December 31, 1998                                                   45             45
    Additional paid-in capital                                                208,939        208,939
    Accumulated deficit                                                      (105,575)      (103,578)
    Deferred compensation                                                        (926)        (1,081)
                                                                          -----------     ----------
       Total shareholders' equity                                             103,101        104,943
                                                                          -----------     ----------
         Total liabilities and shareholders' equity                       $   143,676     $  157,017
                                                                          ===========     ==========

 See accompanying notes to unaudited consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
          Consolidated Statements of Operations for the Three Months
                         Ended March 31, 1999 and 1998
             (in thousands of U.S. dollars, except per share data)

                                  (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                             1999               1998
                                                                             ----               ----
 REVENUES
        Branded product sales                                           $     8,300         $     3,328
        Generic product sales                                                 5,566              10,539
        Marketing alliances and other revenue                                 7,182                   -
                                                                        -----------         -----------
          Total revenues                                                     21,048              13,867
                                                                        -----------         -----------

 OPERATING  EXPENSES
      Cost of goods sold                                                      8,449              10,381
      Selling, general and administrative                                    12,111               8,726
      Depreciation and amortization                                           1,412               1,403
      Research and development                                                  841                 837
                                                                        -----------         -----------
          Total operating expenses                                           22,813              21,347
                                                                        -----------         -----------

 OPERATING LOSS BEFORE TAXES                                                 (1,765)             (7,480)
                                                                        -----------         -----------

 OTHER INCOME (EXPENSE)
      Interest income                                                           539                 725
      Interest expense                                                         (771)               (640)
                                                                        -----------         -----------
        Total other income (expense)                                           (232)                 85
                                                                        -----------         -----------

 NET LOSS BEFORE TAXES                                                       (1,997)             (7,395)
                                                                        -----------         -----------

 Income taxes                                                                     -                   -

                                                                        -----------         -----------
 NET LOSS                                                               $    (1,997)        $    (7,395)
                                                                        ===========         ===========
 Net loss per ordinary share
      Basic and Dilutive                                                $     (0.16)        $     (0.60)
                                                                        ===========         ===========

 Weighted average ordinary shares outstanding                            12,366,808          12,366,808
                                                                        ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                     Consolidated Statements of Cash Flows
                        (in thousands of U.S. dollars)

                                  (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                              1999                  1998
                                                                             ------                ------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $   (1,997)           $  (7,395)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
        Depreciation and amortization                                             1,412                1,403
        Accretion of loan discount                                                    -                  277
        Stock compensation expense                                                  155                  154
        Changes in assets and liabilities:
         Decrease in accounts receivable, prepaid expense and other
            assets                                                               11,121                  832
         Decrease in inventories                                                  2,053                1,394
         Increase in due from Elan Corporation, plc and subsidiaries             (1,363)                   -
         Decrease in accounts payable and accrued liabilities                    (1,602)              (1,448)
         (Decrease) increase in due to Elan Corporation, plc and
           subsidiaries                                                          (7,697)                 314
                                                                             ----------            ---------
            Net cash provided by (used in) operating activities                   2,082               (4,469)
                                                                             ----------            ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of tangible fixed assets                                               (54)                 (40)
                                                                             ----------            ---------
      Net cash used in investing activities                                         (54)                 (40)
                                                                             ----------            ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Working capital facility (repayment) proceeds, net                           (2,200)              19,330
    Short-term debt repayment                                                         -              (14,511)
                                                                             ----------            ---------
      Net cash (used in) provided by financing activities                        (2,200)               4,819
                                                                             ----------            ---------

 Net (decrease) increase in cash and cash equivalents                              (172)                 310
    Cash and cash equivalents, beginning of period                               43,133               52,786
                                                                             ----------            ---------
    Cash and cash equivalents, end of period                                 $   42,961            $  53,096
                                                                             ==========            =========

See accompanying notes to unaudited consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
           Notes to the Unaudited Consolidated Financial Statements
                                March 31, 1999


NOTE 1:  BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in Warner Chilcott Public Limited Company's (the "Company" or "Warner Chilcott") 1998 Annual Report on Form 10-K.

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

                                               March 31, 1999          December 31, 1998
                                                     (in thousands of U.S. dollars)
                                             ------------------      --------------------
     Raw materials                              $  1,801                  $  1,897
     Finishing supplies                                3                         3
     Work in process                                 683                       932
     Finished goods                                9,469                    11,597
                                                --------                  --------
                                                  11,956                    14,429

     Less: Reserve for obsolescense                  910                     1,330
                                                --------                  --------
             Inventories                        $ 11,046                  $ 13,099
                                                ========                  ========


NOTE 3: SCHERING-PLOUGH AGREEMENT

In July 1998 the Company entered into an agreement under which Warner Chilcott promotes certain branded pharmaceutical products on behalf of Schering-Plough. This agreement was amended retroactive to January 1, 1999 to change the mix of products to be promoted by Warner Chilcott and the means of calculating royalties earned by Warner Chilcott based upon the performance of the promoted products. Revenue from this arrangement is included in the Statement of Operations under the caption "Marketing alliances and other revenue."

NOTE 4: ELAN AGREEMENTS

In March 1999 the Company reached a binding agreement with Elan Corporation, plc under which Elan agreed to acquire Warner Chilcott's marketing rights to an extended-release generic nifedipine product. Under terms of the agreement, as of March 31, 1999 Elan was obligated to make a non-refundable payment of $3.0 million to Warner Chilcott. Such amount was included in the Statement of Operations under the caption "Marketing alliances and other revenue" and on the balance sheet as of March 31, 1999 included in the amount under the caption "Due
from Elan Corporation, plc and subsidiaries."   Additional license fees would be
due to Warner Chilcott upon completion of certain milestones including the completion of a definitive license agreement, FDA approval of the ANDA pending for the product and other future events. Warner Chilcott would also be entitled to receive royalties based upon revenues derived from the extended-release nifedipine product.

In March 1999 the Company also reached a binding agreement with Elan under which Elan acquired the marketing rights to an isosorbide-5-mononitrate product ("IS5MN-PM") that Elan had been developing for Warner Chilcott. Under terms of the agreement, as of March 31, 1999 Elan was obligated to make a payment to Warner Chilcott in an amount equal to Warner Chilcott's remaining contractual obligation relating to the development of IS5MN-PM. Such amount had been carried by Warner Chilcott as an asset in "Prepaid expense and other assets" and as a liability in "Due to Elan Corporation, plc and subsidiaries." In concluding this transaction and reducing both the related asset and liability, Warner Chilcott did not recognize any net income statement effect.


NOTE 5: NET LOSS PER ORDINARY SHARE

Basic net income per ordinary share has been computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all potentially dilutive ordinary shares outstanding during the period and adjusting net income for any changes in income or loss that would result from the conversion of such potential ordinary shares. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three months ended March 31, 1999 and 1998. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive.


NOTE 6: COMPREHENSIVE INCOME

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive loss is comprised solely of net loss.


NOTE 7: CONTINGENCIES

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


NOTE 8:  UNITED STATES FEDERAL INCOME TAXES

The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. Warner Chilcott's wholly-owned United States subsidiary, Warner Chilcott, Inc., is a United States corporation and, as such, is subject to United States taxation. Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not accrue any liability for Federal income taxes in 1999 or 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results" and in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Set forth below is the discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated unaudited financial statements and the related notes, appearing in Item 1.


OVERVIEW
--------

The Company is primarily engaged in the development, marketing, sale and distribution of prescription pharmaceutical products in the United States. The Company's current focus is on branded products targeted for four specialty segments: women's health care, urology, cardiology and dermatology. All of the Company's branded products are promoted by the Company's sales force.

The Company currently markets a portfolio of branded products including:
NATAFORT(R), a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products; PYRIDIUM(R) PLUS, an oral urinary tract analgesic and antispasmodic agent used for irritative bladder conditions; VECTRIN(R), an antibiotic used most frequently for the treatment of acne; DORYX(R), a broad spectrum antibiotic; LOCHOLEST(R), a lipid regulator for the reduction of LDL cholesterol levels; ESTRACE(R) VAGINAL CREAM, a hormone replacement product; OVCON(R) 35, an oral contraceptive; K-DUR(R), a sustained release potassium supplement; NITRODUR(R), a nitroglycerin patch for the treatment of angina; and LOTRISONE(R), a corticosteroid / antifungal cream. NataFort(R), Pyridium(R) Plus, Vectrin(R), Doryx(R) and LoCholest(R) are products owned by the Company. Estrace(R) vaginal cream and Ovcon(R) 35 are products owned by Bristol-Myers Squibb and promoted by the Company under a promotion agreement (the "BMS Agreement"). K-Dur(R), NitroDur(R) and Lotrisone(R) are products owned by Schering-Plough and promoted by the Company under a promotion agreement (the "Schering-Plough Agreement").

The Company plans to add additional products to its portfolio of branded products through internal development, co-promotion agreements, in-licensing, acquisition and development collaborations with other companies.

Revenue from the sale of branded products accounted for 39.4% and 24.0% of total revenue for the periods ended March 31, 1999 and 1998, respectively. Revenues from marketing alliances were first generated in the third quarter of 1998 and accounted for 34.1% of total revenue for the three months ended March 31, 1999. Revenue associated with the sale of non-differentiated generic products in the first quarter of 1999 accounted for 26.5% of total revenue, down from 76.0% in the first quarter of 1998.

The foundation for the Company's future success is its sales and marketing organization. The Company began to build its sales force in early 1997. During 1998 the Company's sales force grew from 175 professionals at year-end 1997 to 270 at the end of 1998. Through the first quarter of 1999 the Company maintained a similar sales force as that at year-end 1998. The Company's target for its sales force is approximately 295 comprised of 250 representatives in the Company's primary care sales force, 25 in the dermatology sales force and 20 in sales force management.

Future revenue growth will be dependent on the Company increasing the sales of its existing portfolio of promoted products and adding new products through acquisition, in-licensing, marketing alliances or self-development.


HISTORY
-------

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Total revenue for the quarter ended March 31, 1999 increased 51.8% to $21.0 million from $13.9 million for the same period in 1998. Increased sales of the Company's branded products and the addition of significant revenues from marketing alliances more than made up for the decline in sales of non-differentiated generic products.

Sales of branded products in the first quarter increased by $5.0 million to $8.3 million, a 149.4% gain over the prior year. NataFort(R), Doryx(R) and Vectrin(R) all generated increases over the same quarter in the prior year. Contributing to the year-over-year increase was the launch of Pyridium(R) Plus, an oral urinary tract analgesic antispasmodic agent used for irritative bladder conditions. The Company initiated the promotion of Pyridium(R) Plus in March 1999 and benefited from the loading of the product into the channels of distribution.

Revenue from marketing alliances totaled $7.2 million for the first quarter and included royalties earned: (1) under the Schering-Plough Agreement related to the promotion of K-Dur(R), NitroDur(R) and Lotrisone(R), (2) under the Company's distribution arrangement for IS5MN with Apothecon, a Bristol-Myers Squibb company, (3) under an agreement with Barr Laboratories for sales of generic minocycline, and (4) from the agreement to license marketing rights to an extended-release nifedipine product to Elan for $3.0 million. No revenue from marketing alliances was recorded in the first quarter of 1998.

The Company continues to decrease its focus on its non-differentiated generic products in favor of its portfolio of higher-margin branded products. Sales of generic products during the quarter declined $5.0 million to $5.6 million.

Gross profit on product sales increased $1.9 million to $5.4 million in the first quarter of 1999 from $3.5 million in the prior year. The increase in gross profit dollars was entirely attributable to an improvement in gross profit margin. Total product sales in the first quarter of 1999 were $13.9 million, essentially equal to product sales in the first quarter of 1998. The gross margin on product sales increased to 39.1% in the quarter as compared with 25.1% in the first quarter of 1998. The increase in gross profit margin reflects a more favorable mix of products sold with higher-margin branded products making up 60.0% of total product sales in the first quarter of 1999 as compared with 24.0% of product sales for the first quarter of 1998.

Selling, general and administrative expenses for the quarter rose $3.4 million compared with the same quarter in the prior year, an increase of 38.8%. This increase was primarily due to the expansion of the Company's sales force and the addition of general and administrative staff to support the Company's broader scope of activities. The sales force operated at an average strength of 259 during the first quarter of 1999, up from 126 for the same quarter in the prior year.

Research and development costs for the quarter of $0.8 million were consistent with the first quarter 1998 reflecting the Company's continuing focus on development projects with near-term revenue potential and relatively low funding requirements. These projects include the development of line extensions for both the Company's own branded products and for the oral contraceptive Ovcon(R) 35 under a license agreement with Bristol-Myers Squibb.

Interest income declined slightly to $0.5 million from $0.7 million due to the decrease in cash on hand. Interest expense increased slightly from the first quarter 1998 to $0.8 million from $0.6 million reflecting an increase in the interest rate associated with the Company's outstanding senior subordinated notes.

The net result of the factors outlined above was that the net loss for the quarter decreased to $2.0 million as compared to a net loss of $7.4 million for the first quarter of 1998. The increased contribution from sales of the Company's own branded products, combined with the addition of substantial revenue from various marketing alliances, more than offset the increased costs of the Company's expanded sales force and administrative organization. The loss per ordinary share for the quarter decreased to ($0.16) from ($0.60) on an equal number of shares.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Following is a discussion of some of the risks and historical facts which should be considered when evaluating the current and future results of the Company. This discussion is not intended to include all risks and historical facts that could produce adverse results.

The Company has a history of operating losses. Operating losses have been posted since the formation of the Company in 1992. As of March 31, 1999, the Company's accumulated deficit was $105.6 million. The Company has invested in the corporate infrastructure and sales organization needed to support the marketing and product development activities that management believes necessary for the success of the Company. However, there can be no assurance that these efforts will be sufficient and, thus, future profitability is uncertain.

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

The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Continued consolidation of either wholesale distributors or retail pharmacies may adversely affect the Company's operations.

The Company depends on third parties for the manufacture of its current and future products. Currently, the Company does not possess the facilities or resources needed for these activities. The Company's strategy for development, commercialization and manufacturing of certain of its products entails entering into various arrangements with corporate collaborators, licensors and others. If any of the Company's corporate collaborators were unable to satisfy their contractual obligations to the Company, there can be no assurance that the Company would be able to negotiate similar arrangements with other third parties.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the quarter with $43.0 million of cash and cash equivalents on hand as compared with $43.1 million at year-end 1998. The cash provided by operations totaled $2.1 million in the quarter, a significant improvement from a use of $4.5 million in the first quarter of 1998. Amounts outstanding under the Company's working capital credit facility decreased to $18.2 million from $20.4 million at year-end 1998. Generally, the quarter's net loss and decrease in bank debt were funded by decreased investment in working capital. Accounts receivable declined $7.2 million from year-end 1998 primarily due to the timing of receipts related to the Schering-Plough Agreement. Investment in inventories decreased by $2.1 million due to the continued winding down of the Company's generic business.

On March 30, 1998, the Company entered into a $30 million working capital credit facility with a syndicate of banks led by PNC Business Credit to fund a portion of its investment in inventories and accounts receivable. Credit availability under the PNC facility is based on the balances of certain inventory, accounts receivable and other assets of Warner Chilcott, Inc., the Company's wholly-owned United States operating subsidiary.

The Company posted a loss for the three months ended March 31, 1999 and losses may continue throughout 1999 and beyond. In addition, the Company may invest in additional working capital or make capital expenditures to support its various business activities. Management believes the combination of the Company's cash balances ($43.0 million at March 31, 1999) and availability under its working capital credit facility provide Warner Chilcott with access to sufficient capital to meet its requirements for at least the next two years. There can be no assurance, however, that such funds will be sufficient. Beyond such period, and in the absence of the Company generating cash from operations, the Company would need to raise additional funds. The Company expects that it would seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that additional funding will be available on acceptable terms, or at all.


INFLATION
----------

Inflation had no material impact on Warner Chilcott's operations during the three months ended March 31, 1999.


YEAR 2000
---------

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

The Company's primary information technology systems are used in the finance, administration, billing, distribution and selling systems operated in the Company's U.S. operating subsidiary, Warner Chilcott, Inc. Since the Acquisition in March 1996, the Company has put into place new systems to replace those systems previously provided by Warner-Lambert Company to the former Division. As a result, the Company's computer systems and applications have been recently developed. Year 2000 upgrades of network software and hardware, and financial software are complete with the exception of the Company's WAN Firewall which the Company is currently working on. All internal business critical systems and applications are Year 2000 compliant. The Company expects that the WAN Firewall will be Year 2000 compliant by the end of the second quarter of 1999, and expects the associated costs to be immaterial.

The Company has sent written inquiries to its key vendors and major customers as to their progress in identifying and addressing Year 2000 compliance issues. Those vendors and customers who have responded have reported that they expect to be Year 2000 compliant well before the critical date.

The Company does not expect the costs associated with Year 2000 compliance to be material. As of March 31, 1999, the Company incurred less than $100,000 in the above mentioned system and application upgrades. These costs were paid from available funds. The Company does not expect to incur additional costs of significance and has not deferred information systems projects in order to address Year 2000 issues.

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

Our holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. and state government debt, foreign government/agency guaranteed debt, bank deposits and certificates of deposit, and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in fixed rate income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in the shorter-end of the maturity spectrum, and at March 31, 1999, 100% of such holdings matured in one year or less.


PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. The most material of these proceedings were described in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant developments in these proceedings, nor, has the Company become involved in additional material proceedings.


ITEM 5. OTHER INFORMATION

Pursuant to newly adopted rules of the Securities and Exchange Commission, any company shareholder who intends to present a proposal at the Company's Annual General Meeting of shareholders in 2000 without requesting that the Company include such proposal in the Company's proxy materials should be aware that he or she must notify the Company not later than January 25, 2000 of his or her intention to present such proposal. Otherwise, the Company may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on the Company by proxies delivered to the Company in connection with the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED WITH THIS DOCUMENT:

Exhibit No.    Description
-----------    -----------

    27         Financial Data Schedule


B.  REPORTS ON FORM 8-K:

No report was filed during the three months ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              WARNER CHILCOTT PUBLIC LIMITED COMPANY
                              (Registrant)



May 14, 1999                  /s/ Paul S. Herendeen
                              --------------------------------
                              Paul S. Herendeen
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)


May 14, 1999                  /s/ David G. Kelly
                              --------------------------------
                              David G. Kelly
                              Group Vice President, Finance
                              (Principal Accounting Officer)