Form 10-Q
period 1999-06-30
WARNER CHILCOTT PLC
filed 1999-08-13
CIK 1042459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 005-52501

WARNER CHILCOTT PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

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
Ordinary Shares, par value $.05 each; 12,366,808 Ordinary Shares outstanding at June 30, 1999.

Part I - Financial Information

Item 1. Financial Statements

WARNER CHILCOTT PUBLIC LIMITED COMPANY
Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998
(in thousands of U.S. dollars)

(UNAUDITED)

	June 30,	December 31,
	1999	1998

ASSETS
Current Assets:
Cash and cash equivalents	$39,243	$43,133
Short-term investments	4,892	-
Accounts receivable	11,768	18,050
Inventories	8,112	13,099
Prepaid expense and other assets	2,750	7,403

Total current assets	66,765	81,685

Fixed Assets:
Equipment, furniture and fixtures	1,233	1,076

Other Assets:
Intangible assets	71,569	74,256

Total assets	$139,567	$157,017

LIABILITIES
Current Liabilities:
Accounts payable	$3,699	$8,833
Accrued liabilities	4,012	6,254
Due to Elan Corporation, plc and subsidiaries	140	7,697

Total current liabilities	7,851	22,784

Other Liabilities:
Working capital facility	20,556	20,393
Long-term debt	9,665	8,897

Total liabilities	38,072	52,074

SHAREHOLDERS' EQUITY
Ordinary Shares, par value $.05 per share; 50,000,000
shares authorized, 12,366,808 shares issued and
outstanding at June 30, 1999 and December 31, 1998	618	618
Deferred Shares, par value IR£1 per share; 30,000
shares authorized, 30,000 shares issued and
outstanding at June 30, 1999 and December 31, 1998	45	45
Additional paid-in capital	208,991	208,939
Accumulated deficit	(107,387)	(103,578)
Deferred compensation	(772)	(1,081)

Total shareholders' equity	101,495	104,943

Total liabilities and shareholders' equity	$139,567	$157,017

See accompanying notes to unaudited consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998
(in thousands of U.S. dollars, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998

REVENUES
Branded product sales	$7,957	$4,416	$16,257	$7,745
Generic product sales	4,271	8,022	9,837	18,560
Marketing alliances and other revenue	7,348	-	14,530	-

Total revenues	19,576	12,438	40,624	26,305

OPERATING EXPENSES
Cost of goods sold	7,289	7,819	15,738	18,200
Selling, general and administrative	11,594	9,393	23,705	18,119
Depreciation and amortization	1,420	1,404	2,832	2,808
Research and development	788	721	1,629	1,558

Total operating expenses	21,091	19,337	43,904	40,685

OPERATING LOSS BEFORE TAXES	(1,515)	(6,899)	(3,280)	(14,380)

OTHER INCOME (EXPENSE)
Interest income	508	679	1,047	1,405
Interest expense	(805)	(722)	(1,576)	(1,362)

Total other income (expense)	(297)	(43)	(529)	43

NET LOSS BEFORE TAXES	(1,812)	(6,942)	(3,809)	(14,337)

Income taxes	-	-	-	-

NET LOSS	$(1,812)	$(6,942)	$(3,809)	$(14,337)

Net loss per ordinary share
Basic and Dilutive	$(0.15)	$(0.56)	$(0.31)	$(1.16)

Weighted average ordinary shares outstanding	12,366,808	12,366,808	12,366,808	12,366,808

See accompanying notes to unaudited consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

(UNAUDITED)

	Six Months Ended June 30,
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,809)	$(14,337)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	2,832	2,808
Accretion of loan discount	-	564
Stock compensation expense	309	309
Changes in assets and liabilities:
Decrease in accounts receivable, prepaid expense and other
assets	10,935	2,430
Decrease (increase) in inventories	4,987	(1,643)
Decrease in accounts payable and accrued liabilities	(7,376)	(1,144)
(Decrease) increase in due to Elan Corporation, plc and
subsidiaries	(7,557)	316

Net cash provided by (used in) operating activities	321	(10,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of tangible fixed assets	(302)	(75)
Purchase of short-term investment	(4,892)	-

Net cash used in investing activities	(5,194)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES:
Working capital facility proceeds, net	163	5,201
Senior subordinated notes -- additional notes issued for
interest payment due April 30, 1999	768	-
Additional paid-in capital -- stock options issued to
non-employees	52	-

Net cash provided by financing activities	983	5,201

Net decrease in cash and cash equivalents	(3,890)	(5,571)
Cash and cash equivalents, beginning of period	43,133	52,786

Cash and cash equivalents, end of period	$39,243	$47,215

See accompanying notes to unaudited consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY
Notes to the Unaudited Consolidated Financial Statements
June 30, 1999

NOTE 1: BASIS OF PRESENTATION
The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in Warner Chilcott Public Limited Company's (the "Company" or "Warner Chilcott ") 1998 Annual Report on Form 10-K.

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

	June 30, 1999	December 31, 1998
	(in thousands of U.S. dollars)

Raw materials	$1,079	$1,897
Finishing supplies	3	3
Work in process	453	932
Finished goods	6,800	11,597

	8,335	14,429

Less: Reserves for obsolesence	223	1,330

Inventories	$8,112	$13,099

NOTE 3: SCHERING-PLOUGH AGREEMENT
In July 1998 the Company entered into an agreement under which Warner Chilcott promotes certain branded pharmaceutical products on behalf of Schering-Plough. This agreement was amended retroactive to January 1, 1999 to change the mix of products to be promoted by Warner Chilcott and the means of calculating royalties earned by Warner Chilcott based upon the performance of the promoted products. Revenue from this arrangement is included in the Statement of Operations under the caption "Marketing alliances and other revenue".

NOTE 4: ELAN AGREEMENTS
In March 1999 the Company reached a binding agreement with Elan Corporation, plc under which Elan agreed to acquire Warner Chilcott's marketing rights to an extended-release nifedipine product. Under terms of the agreement, as of March 31, 1999, Elan was obligated to make a non-refundable payment, which was received, of $3.0 million to Warner Chilcott and such amount was recorded as revenue in the first quarter of 1999 under the caption " Marketing alliances and other revenue". In June 1999, the Company executed the definitive agreement licensing the extended-release nifedipine product to Elan and received an additional $4.0 million that was recorded as revenue in the second quarter of 1999. Under the agreement, additional license fees would be due to Warner Chilcott upon the completion of certain milestones including FDA approval of the pending ANDA for the product. Warner Chilcott would also be entitled to receive royalties based upon revenues derived from the product.

In March 1999 the Company also reached a binding agreement with Elan under which Elan re-acquired the marketing rights to an isosorbide-5-mononitrate product (" IS5MN-PM") that Elan had been developing for Warner Chilcott. Under terms of the agreement, as of March 31, 1999, Elan was obligated to make a payment to Warner Chilcott in an amount equal to Warner Chilcott's remaining contractual obligation relating to the development of IS5MN-PM. Such amount had been carried by Warner Chilcott as an asset in "Prepaid expense and other assets" and as a liability in "Due to Elan Corporation, plc and subsidiaries". In concluding this transaction and reducing both the related asset and liability, Warner Chilcott did not recognize an income statement effect.

NOTE 5: NET LOSS PER ORDINARY SHARE
Basic net income per ordinary share has been computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all potentially dilutive ordinary shares outstanding during the period and adjusting net income for any changes in income or loss that would result from the conversion of such potential ordinary shares. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and six months ended June 30, 1999 and 1998. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive.

NOTE 6: COMPREHENSIVE INCOME
In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, " Reporting Comprehensive Income". Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive loss is comprised solely of net loss.

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

NOTE 8: UNITED STATES FEDERAL INCOME TAXES

The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. Warner Chilcott's wholly-owned United States subsidiary, Warner Chilcott, Inc., is a United States corporation and, as such, is subject to United States taxation. Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not accrue any liability for Federal income taxes in the three or six months ended June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results" and in Warner Chilcott Public Limited Company's (the "Company" or " Warner Chilcott") 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Set forth below is the discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated unaudited financial statements and the related notes, appearing in Item 1.

Overview
The Company is primarily engaged in the development, marketing, sale and distribution of prescription pharmaceutical products in the United States. The Company's current focus is on branded products targeted for four specialty segments: women's health care, urology, cardiology and dermatology. All of the Company's branded products are promoted by the Company's sales force.

The Company currently markets a portfolio of branded products including: NataFort®, a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products; Pyridium® Plus, a urinary tract analgesic and antispasmodic agent used for irritative bladder conditions; Vectrin®, an antibiotic used most frequently for the treatment of acne; Doryx®, a broad spectrum antibiotic; LoCholest® , a lipid regulator for the reduction of LDL cholesterol levels; Estrace® vaginal cream, a hormone replacement product; Ovcon® 35, an oral contraceptive; K-Dur®, a sustained release potassium supplement; NitroDur®, a nitroglycerin patch for the treatment of angina; and Lotrisone ®, a corticosteroid / antifungal cream. NataFort®, Pyridium® Plus, Vectrin®, Doryx® and LoCholest® are products owned by the Company. Estrace® vaginal cream and Ovcon® 35 are products owned by Bristol-Myers Squibb and promoted by the Company under a promotion agreement. K-Dur®, NitroDur® and Lotrisone® are products owned by Schering-Plough and promoted by the Company under a promotion agreement.

The Company plans to add additional products to its portfolio of branded products through internal development, co-promotion agreements, in-licensing, acquisition and development collaborations with other companies.

Revenue from the sale of branded products accounted for 40.0% and 29.4% of total revenue for the six months ended June 30, 1999 and 1998, respectively. Revenues from marketing alliances were first generated in the third quarter of 1998 and accounted for 35.8% of total revenue during the first half of 1999. Revenue associated with the sale of non-differentiated generic products in the first half of 1999 accounted for 24.2% of total revenue, down from 70.5% in the 1998 period.

The foundation for the Company's future success is its sales and marketing organization. The Company began to build its sales force in early 1997. During 1998 the Company's sales force grew from 175 professionals at year-end 1997 to 270 at the end of 1998. Through the second quarter of 1999 the Company maintained a similar sales force as that at year-end 1998. The Company's target for its sales force is approximately 295 comprised of 250 representatives in the Company's primary care sales force, 25 in the dermatology sales force and 20 in sales force management.

Future revenue growth will be dependent on the Company increasing the sales of its existing portfolio of promoted products and adding new products through acquisition, in-licensing, marketing alliances or self-development.

History
The Company is an Irish public limited company founded in 1992 as Nalé Laboratories Limited ( "Nalé"). In March 1996 Nalé acquired certain assets and assumed certain liabilities (the "Acquisition") of Warner Chilcott Laboratories, a division of the Warner-Lambert Company (the "Division"). Following the Acquisition, Nal é changed its name to Warner Chilcott Public Limited Company.

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

Results of Operations
Three months ended June 30, 1999 and 1998
In the quarter ended June 30, 1999 the Company generated revenues from three activities: sales of branded pharmaceutical products, royalties earned under co-marketing and licensing agreements and sales of non-differentiated generic products. Total revenue for the quarter increased 57.4% to $19.6 million from $12.4 million in the prior year. Significant increases in both branded product sales and marketing alliance revenue more than offset the decline in sales of generic products.

Sales of branded products increased by $3.5 million compared with the second quarter of the prior year. Of the brands promoted during both the current and prior year, NataFort®, Vectrin® and Doryx® posted gains. Pyridium® Plus was launched in the first quarter of 1999 and sales of that product contributed to the increase in comparison with the prior year. Sales of generic products declined $3.7 million as the Company continued to reduce its emphasis on generic products in favor of branded activities.

Marketing alliance and other revenue totaled $7.3 million in the quarter and included royalties earned under a co-promotion agreement with Schering-Plough, $4.0 million of fees earned in consideration of Warner Chilcott licensing its marketing rights to an extended-release nifedipine product to Elan, and a small amount of royalties earned under a co-promotion agreement with Apothecon, a unit of Bristol-Myers Squibb. The Company did not record any revenue from marketing alliances or license agreements in the second quarter of 1998.

Gross profit on product sales increased to $4.9 million from $4.6 million in the prior year despite a reduction in total product sales from $12.4 million to $12.2 million. The increased gross profit reflects an improvement in gross margin from 37.1% to 40.4% due to a more favorable mix of products sold in the 1999 quarter versus the 1998 quarter. In 1999, higher-margin branded products represented 65.1% of product sales as compared with 35.5% in the prior year.

Selling, general and administrative expenses increased by $2.2 million compared with the prior year. The primary factor driving the increase was the expansion of the Company's sales force from an average strength of 171 professionals in the year-ago quarter to 268 in the second quarter of 1999. Also contributing to the increase was a rise in advertising and promotion costs, mainly due to promotional activities in support of the recently launched Pyridium® Plus and increased sampling activity in support of NataFort®.

Research and development costs for the quarter of $0.8 million were consistent with the first quarter 1998 reflecting the Company's continuing focus on development projects with near-term revenue potential and relatively low funding requirements. These projects include the development of line extensions for both the Company's own branded products and for the oral contraceptive Ovcon® 35 under a license agreement with Bristol-Myers Squibb.

Interest income declined slightly to $0.5 million from $0.7 million due to the decrease in cash on hand. Interest expense increased slightly from the second quarter 1998 to $0.8 million from $0.7 million reflecting an increase in the interest rate associated with the Company's outstanding senior subordinated notes.

The net result of the factors outlined above was that the net loss for the quarter decreased to $1.8 million as compared to a net loss of $6.9 million for the second quarter of 1998. The increased contribution from sales of the Company's own branded products, combined with the addition of substantial revenue from various marketing alliances, more than offset the increased costs of the Company's expanded sales force and advertising expenses. The loss per ordinary share for the quarter decreased to ($0.15) from ($0.56) on an equal number of shares.

Six months ended June 30, 1999 and 1998
Total revenue for the six months ended June 30, 1999 increased 54.4% to $40.6 million from $26.3 million for the same period in 1998. Significant increases in both branded product sales and marketing alliance revenue more than offset the decline in sales of generic products.

Branded product sales in the six-month period more than doubled, rising to $16.2 million from $7.7 million in 1998. Of the brands promoted during the current and prior year periods, NataFort®, Vectrin®, Doryx® and LoCholest® all posted gains. Pyridium® Plus was launched in the first quarter of 1999 and sales of that product during the six-month period contributed to the increase in comparison with the prior year. Sales of generic products declined 47.0% to $9.8 million as the Company continued to reduce its emphasis on generic products in favor of branded activities.

Marketing alliance and other revenue totaled $14.5 million in the period and included royalties earned under a co-promotion agreement with Schering-Plough, $7.0 million of fees earned in consideration of Warner Chilcott licensing its marketing rights to an extended-release nifedipine product to Elan, royalties earned from Elan under a distribution agreement for IS5MN, a small amount of royalty revenue earned under a co-promotion agreement with Apothecon, a unit of Bristol-Myers Squibb, and a small amount of royalty revenue earned under an agreement with Barr Laboratories relating to sales of generic minocycline. The Company did not record any revenue from marketing alliances or license agreements in the six months ended June 30, 1998.

Gross profit on product sales increased to $10.3 million from $8.1 million in the prior year despite a reduction in total product sales from $26.3 million to $26.1 million. The increased gross profit reflects an improvement in gross margin from 30.8% to 39.7% due to a more favorable mix of products sold in the 1999 period versus 1998. In 1999, higher-margin branded products represented 62.3% of product sales as compared with 29.4% in the prior year.

Selling, general and administrative expenses increased by $5.6 million compared with the prior year. The primary factor driving the increase was the expansion of the Company's sales force from an average strength of 171 professionals in the year-ago period to 263 in 1999. Also contributing to the increase was a rise in advertising and promotion costs, mainly due to promotional activities in support of the launch of Pyridium® Plus in the 1999 period and increased sampling activity in support of NataFort®. General and administrative costs increased versus the prior year due to a modest increase in administrative staff offset somewhat by a reduction in legal fees related to the extended-release nifedipine product.

Research and development costs of $1.6 million were consistent with the prior year period. Interest income decreased $0.4 million to $1.0 million due to a decline in funds available for investment. Interest expense increased $0.2 million to $1.6 million due to the increased cost of the Company's senior subordinated debt.

The net loss for the six months ended June 30, 1999 was $3.8 million compared to $14.3 million for the prior year period. Revenues from marketing alliances and the improved gross profit on product sales, offset slightly by the increased operating costs, were the main factors leading to the reduced loss. The basic and dilutive loss per ordinary share for the six months ended June 30, 1999 decreased to ($0.31) per share from ($1.16) per share on the same number of ordinary shares outstanding.

Factors That May Affect Future Operating Results
Following is a discussion of some of the risks and historical facts which should be considered when evaluating the current and future results of the Company. This discussion is not intended to include all risks and historical facts that could produce adverse results.

The Company has a history of operating losses. Operating losses have been posted since the formation of the Company in 1992. As of June 30, 1999, the Company's accumulated deficit was $107.4 million. The Company has invested in the corporate infrastructure and sales organization needed to support the marketing and product development activities that management believes necessary for the success of the Company. However, there can be no assurance that these efforts will be sufficient and, thus, future profitability is uncertain.

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

Liquidity and Capital Resources
As of June 30, 1999 the Company had $44.1 million of cash, cash equivalents and short-term investments on hand, an increase of $1.0 million as compared with December 31, 1998. The net loss after adding back depreciation and amortization was $1.0 million compared with $11.5 million for the same period in the prior year. Generally, the cash used in operations and the increase in cash and equivalents were funded by a $0.2 million increase in bank borrowings, a $0.8 million increase in long-term debt and a $1.0 million decrease in investment in adjusted working capital (current assets, excluding cash, cash equivalents and short-term investments, less current liabilities).

The Company's inventory and accounts receivable balances decreased primarily due to the shift in mix of products sold to include more branded sales and away from the more working capital intensive generic product sales. Accounts receivable at December 31, 1998 included a large amount related to the Schering-Plough co-promotion agreement. Amounts earned by the Company under this agreement are paid quarterly in arrears. The Company's receivable from Schering-Plough at June 30, 1999 decreased compared with December 31, 1998 consistent with the decline in revenues earned under the agreement in the first half of 1999.

The reduction in prepaid expenses and other current assets from December 31, 1998 to June 30, 1999 was primarily the result of the Company licensing its rights to IS5MN-PM to Elan during the period. Included in prepaid expenses at December 31, 1998 was $4.5 million that represented the Company's development commitment to the IS5MN-PM project. A corresponding amount was included as a liability under the caption "Due to Elan Corporation, plc and subsidiaries". In connection with the licensing of the IS5MN-PM rights to Elan, the prepaid amount and the related liability were eliminated.

Total current liabilities were substantially reduced between December 31, 1998 and June 30, 1999. Accounts payable decreased by $5.1 million due to the timing of certain payments for inventory purchases. Accrued liabilities decreased by $2.2 million mainly due to the payment during the first quarter of 1999 of calendar year 1998 incentive compensation accruals. The amounts due to Elan decreased as payment of amounts due to Elan, including the remaining development obligation for IS5MN-PM discussed above, were processed during the period.

On March 30, 1998, the Company entered into a $30 million working capital credit facility with a syndicate of banks led by PNC Business Credit to fund a portion of its investment in inventories and accounts receivable. Credit availability under the PNC facility is based on the balances of certain inventory, accounts receivable and other assets of Warner Chilcott, Inc., the Company's wholly-owned United States operating subsidiary. As of June 30, 1999, the Company's outstanding balance under this agreement amounted to $20.6 million and an additional $5.1 million was available to the Company.

The Company posted a loss for the six months ended June 30, 1999 and losses may continue throughout 1999 and beyond. In addition, the Company may invest in additional working capital or make capital expenditures to support its various business activities. Management believes the combination of the Company's cash balances and availability under its working capital credit facility provide Warner Chilcott with access to sufficient capital to meet its requirements for at least the next two years. There can be no assurance, however, that such funds will be sufficient. Beyond such period, and in the absence of the Company generating cash from operations, the Company would need to raise additional funds. The Company expects that it would seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that additional funding will be available on acceptable terms, or at all.

Inflation
Inflation had no material impact on Warner Chilcott's operations during the six months ended June 30, 1999.

Year 2000
During 1997 the Company initiated a plan to identify, assess and remediate "Year 2000" issues. This plan consists of three phases as follows: Phase I - identification of all internal business critical systems and applications, key vendors, and major customers. Although completed in June 1998, Phase I includes the ongoing assessment of new vendors and customers as they become associated with the Company's business activities. Phase II - assessment of Year 2000 compliance for all systems and activities identified in Phase I. Phase II was completed by December 31, 1998. Phase III - remediation and/or development of contingency plans for non-compliant systems and activities. Although all issues requiring remediation or contingency plans have been addressed, the Company will continue to review its systems and contingency plans through the Year 2000 transition.

The Company's primary information technology systems are used in the finance, administration, billing, distribution and selling systems operated in the Company's U.S. operating subsidiary, Warner Chilcott, Inc. Since the Acquisition in March 1996, the Company has put into place new systems to replace those systems previously provided by Warner-Lambert Company to the former Division. As a result, the Company's computer systems and applications have been recently developed. Year 2000 upgrades of network software and hardware, and financial software are complete. All internal business critical systems and applications are also Year 2000 compliant.

The Company has sent written inquiries to its key vendors and major customers as to their progress in identifying and addressing Year 2000 compliance issues. Those vendors and customers who have responded have reported that they expect to be Year 2000 compliant well before the critical date.

The Company does not expect the costs associated with Year 2000 compliance to be material. As of June 30, 1999, the Company incurred less than $100,000 in the above mentioned system and application upgrades. These costs were paid from available funds. The Company does not expect to incur additional costs of significance and has not deferred information systems projects in order to address Year 2000 issues.

The Company's most reasonably likely worst case scenario is an interruption in the supply of products that the Company markets. Warner Chilcott heavily relies on five third party vendors to manufacture its portfolio of proprietary products. In the event that any of these vendors' operations proved not to be Year 2000 compliant, these vendors may not be able to supply the Company with a continuous supply of products to sell, putting the Company's business operations seriously at risk. During 1998 and 1999, the Company has closely monitored these vendors' efforts to obtain Year 2000 compliance. All five of these vendors have informed the Company that they are either compliant or will be compliant before the critical date. In order to ease the possible impact of an interruption in product manufacture and delivery, the Company has built up a two-month inventory in accordance with its Disaster Recovery Plan. The Company believes that this supply would enable the Company to continue operations while the vendor worked to resume manufacturing.

The Company's operations also heavily rely on the ongoing supply of the Schering-Plough products which the Company promotes, as well as Schering-Plough's continuing ability to report sales and subsequently compute royalties payable to Warner Chilcott. Schering-Plough has informed the Company that they are Year 2000 compliant.

Warner Chilcott utilizes third party vendors to perform additional functions including, but not limited to, warehousing, distribution, billing services and market research. Critical vendors have provided the Company with written confirmation of their anticipation of Year 2000 compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about Warner Chilcott's exposure in market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

The Company's holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. and state government debt, foreign government/agency guaranteed debt, bank deposits and certificates of deposit, and commercial paper. All such instruments are classified as securities available for sale. Warner Chilcott does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Warner Chilcott's debt security portfolio represents funds held temporarily pending use in the Company's business and operations. The Company manages these funds accordingly. Warner Chilcott seeks reasonable assuredness of the safety of principal and market liquidity by investing in fixed rate income securities while at the same time seeking to achieve a favorable rate of return. Warner Chilcott's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. Warner Chilcott invests in the shorter-end of the maturity spectrum, and at June 30, 1999, 100% of such holdings mature in one year or less.

Part II - Other Information
Item 1. Legal Proceedings
The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims.

On July 1, 1999 the U.S. Court of Appeals for the Federal Circuit, which has jurisdiction of appeals in patent cases, affirmed a decision by the U.S. District Court for the Northern District of Illinois in which the District Court held invalid Abbott Laboratories' U.S. Patent on anhydrous terazosin hydrochloride (the " `207 patent"), Abbott Laboratories v. Geneva Pharmaceuticals, et al., Dkt. Nos. 98-1593, - 1594, - 1595. Although the Company is not a party to that action, it was the defendant in a separate action in the same District Court, in which Abbott alleged that the Company had infringed the `207 patent by filing an application with the Food and Drug Administration (" F.D.A.") for approval to market anhydrous terazosin chloride. Abbott Laboratories v. Warner Chilcott. Because that action was pending, F.D.A. was precluded by law from approving the Company's application for thirty months. Based on the District Court's decision in Abbott v. Geneva Pharmaceuticals the District Court entered summary judgment in favor of the Company in Abbott v. Warner Chilcott again holding the patent invalid. The decision by the Court of Appeals affirming the invalidity of the patent in Abbott v. Geneva thus has the effect of affirming the invalidity of the patent in Abbott v. Warner Chilcott as well. Subject to any rights any of the defendants in Abbott v. Geneva may have under the Hatch-Waxman Act to a 180-day statutory period of marketing exclusivity, the Court of Appeals' decision ends the statutory period in which F.D.A. was statutorily barred from approving the Company's application. Abbott's counsel have indicated that Abbott intends to ask the Court of Appeals to reconsider its decision and, if that application is not successful, Abbott may seek review of the Court of Appeals' decision in the Supreme Court.

There have been no other significant developments in the proceedings described in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and the Company has not become involved in any additional material proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual General Meeting of Shareholders of Warner Chilcott, plc was held on June 3, 1999.

(b)	All of the nominees for director were elected by a vote of shares as follows. Mr. Chefitz and Mr. Pinkerton were re-elected to the board. Mr. Voydeville is replacing Madame Nicole Bru who retired from the board by rotation. There were no broker non-votes.

Name	For	Against	Abstain
Harold N. Chefitz	1,821,459	7,140	-
David N. Pinkerton	1,822,159	6,440	-
Didier Voydeville	1,823,159	5,440	-

(c)	The following matters were brought to vote. There were no broker non-votes.

i.	The Financial Statements for the year ended December 31, 1998 together with the reports of the directors and auditors thereon were presented to the shareholders and were approved by a vote of shares as follows:

For	Against	Abstain
1,823,859	4,740	-

ii.	The directors were authorized to fix the remuneration of the auditors by a vote of shares as follows:

For	Against	Abstain
1,817,759	10,840	-

iii.	The Amended Incentive Share Option Scheme, originally adopted by the Company on April 3, 1997 was presented to the shareholders and approved by a vote of shares as follows:

For	Against	Abstain
1,788,187	40,412	-

iv.	The ordinary resolution conferring upon the board of directors the power to allot shares, grant share subscription rights and rights to convert loans and other obligations into stock was presented to the shareholders and approved by a vote of shares as follows:

For	Against	Abstain
1,794,787	33,812	-

v.	The special resolution eliminating pre-emptive rights of existing shareholders for a five-year period was presented to the shareholders and approved by a vote of shares as follows:

For	Against	Abstain
1,798,187	30,412	-

vi.	The authorization to transact such other business as may be transacted at an Annual General Meeting was presented to the shareholders and approved by a vote of shares as follows:

For	Against	Abstain
1,814,499	14,100	-

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

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits - The following exhibit is filed with this document:

Exhibit No.	Description

10.1	Second Amendment to Promotion Agreement between Schering Corporation and Warner Chilcott PLC, dated May 10, 1999

10.2	Incentive Share Option Scheme originally adopted on April 3, 1997, amended on June 3, 1999

10.3	Agreement between Elan Corporation, plc and Warner Chilcott, plc, dated June 24, 1999

27	Financial Data Schedule

b.     Reports on Form 8-K:

No report was filed during the six months ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

WARNER CHILCOTT PUBLIC LIMITED COMPANY (Registrant)

August 13, 1999	/s/ Paul S. Herendeen Paul S. Herendeen Executive Vice President & Chief Financial Officer (Principal Financial Officer)

August 13, 1999	/s/ David G. Kelly David G. Kelly Group Vice President, Finance (Principal Accounting Officer)