Form 10-Q
period 1999-09-30
WARNER CHILCOTT PLC
filed 1999-11-09
CIK 1042459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

American Depositary Shares, representing Ordinary Shares, par value $.05 each; Ordinary Shares, par value $.05 each; 12,366,871 Ordinary Shares outstanding at September 30, 1999.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                               Table of Contents


                                                                      PAGE NO.
                                                                      --------
Part I - Financial Information

Item 1.  Consolidated Financial Statements (unaudited)


         Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998                                             2

         Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1999 and 1998                 3

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998                             4

         Notes to the Unaudited Consolidated Financial Statements       5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    8-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16


Part II- Other Information

Item 1.  Legal Proceedings                                               17

Item 5.  Other Information                                               17

Item 6.  Exhibits and Reports on Form 8-K                                18


Signatures                                                               19

Part I - Financial Information

Item 1.  Financial Statements

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
     Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998
                        (in thousands of U.S. dollars)

                                  (UNAUDITED)


                                                                          September 30,       December 31,
                                                                              1999               1998
                                                                          -------------       -----------
ASSETS
Current Assets:
 Cash and cash equivalents                                                $      52,529       $    43,133
 Accounts receivable                                                             10,920            18,050
 Inventories                                                                      4,258            13,099
 Prepaid expense and other assets                                                 1,033             7,403
                                                                          -------------       -----------
    Total current assets                                                         68,740            81,685
                                                                          -------------       -----------
Fixed Assets:
 Equipment, furniture and fixtures                                                1,195             1,076

Intangible assets                                                                65,097            74,256
                                                                          -------------       -----------
    Total assets                                                          $     135,032       $   157,017
                                                                          =============       ===========

LIABILITIES
 Current Liabilities:
  Accounts payable                                                        $       2,708       $     8,833
  Accrued liabilities                                                             6,404             6,254
  Due to Elan Corporation, plc and subsidiaries                                     100             7,697
                                                                          -------------       -----------
    Total current liabilities                                                     9,212            22,784
                                                                          -------------       -----------

Other Liabilities:
 Working capital facility                                                        16,019            20,393
 Long-term debt                                                                   9,665             8,897
                                                                          -------------       -----------
    Total liabilities                                                            34,896            52,074
                                                                          -------------       -----------

SHAREHOLDERS' EQUITY
 Ordinary Shares, par value $.05 per share; 50,000,000
  shares authorized, 12,366,871 shares issued and
  outstanding at September 30, 1999, and 12,366,808 shares
  issued and outstanding at December 31, 1998                                       618               618
 Deferred Shares, par value IR(pounds)1 per share; 30,000
  shares authorized, 30,000 shares issued and outstanding
  at September 30, 1999 and December 31, 1998                                        45                45
 Additional paid-in capital                                                     209,013           208,939
 Accumulated deficit                                                           (108,922)         (103,578)
 Deferred compensation                                                             (618)           (1,081)
                                                                          -------------       -----------
    Total shareholders' equity                                                  100,136           104,943
                                                                          -------------       -----------
         Total liabilities and shareholders' equity                       $     135,032       $   157,017
                                                                          =============       ===========


See accompanying notes to unaudited consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY

  Consolidated Statements of Operations for the Three and Nine Months Ended
                          September 30, 1999 and 1998
            (in thousands of U.S. dollars, except per share data)

                                  (UNAUDITED)


                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                          1999           1998                 1999              1998
                                                          ----           ----                 ----              ----
REVENUES
  Branded product sales                             $       9,136    $        3,109      $      25,393    $       10,854
  Generic product sales                                     2,386             6,228             12,223            24,788
  Marketing alliance and other revenue                      4,151             7,764             18,681             7,764
                                                    -------------    --------------      -------------    --------------
    Total revenues                                         15,673            17,101             56,297            43,406
                                                    -------------    --------------      -------------    --------------
OPERATING EXPENSES
 Cost of goods sold                                         6,340             7,987             22,078            26,187
 Selling, general and administrative                       11,161            10,245             34,866            28,364
 Depreciation and amortization                              1,417             1,405              4,249             4,213
 Research and development                                     839               796              2,468             2,354
                                                    -------------    --------------      -------------    --------------
    Total operating expenses                               19,757            20,433             63,661            61,118
                                                    -------------    --------------      -------------    --------------

OPERATING LOSS                                             (4,084)           (3,332)            (7,364)          (17,712)
                                                    -------------    --------------      -------------    --------------

OTHER INCOME (EXPENSE)
 Interest income                                              557               631              1,604             2,036
 Interest expense                                            (751)             (776)            (2,327)           (2,138)
 Gain on sale of assets                                     2,743                 -              2,743                 -
                                                    -------------   ---------------     --------------   ---------------
    Total other income (expense)                            2,549              (145)             2,020              (102)
                                                    -------------   ---------------     --------------   ---------------

LOSS BEFORE TAXES                                          (1,535)           (3,477)            (5,344)          (17,814)
                                                    -------------   ---------------     --------------   ---------------

Income taxes                                                    -                 -                  -                 -

                                                    -------------    --------------      -------------    --------------
NET LOSS                                            $      (1,535)   $       (3,477)     $      (5,344)   $      (17,814)
                                                    =============    ==============      =============    ==============

Net loss per ordinary share
 Basic and Diluted                                  $       (0.12)   $        (0.28)     $       (0.43)   $        (1.44)
                                                    =============    ==============      =============    ==============

Weighted average ordinary shares outstanding           12,366,871        12,366,808         12,366,829        12,366 808
                                                    =============    ==============      =============    ==============

See accompanying notes to unaudited consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                     Consolidated Statements of Cash Flows
                         (in thousands of U.S. dollars)

                                  (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                                   1999         1998
                                                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $ (5,344)    $ (17,814)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities
    Depreciation and amortization                                                  4,249         4,213
    Accretion of loan discount                                                         -           862
    Stock compensation expense                                                       463           463
    Gain on sale of assets                                                        (2,743)            -
    Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, prepaid expense
      and other assets                                                            13,050        (5,220)
     Decrease (increase) in inventories                                            6,162          (721)
     (Decrease) increase in accounts payable and accrued liabilities              (5,975)        3,185
     Decrease in due to Elan Corporation, plc and subsidiaries                    (7,597)            -
                                                                                ----------   ----------
      Net cash provided by (used in) operating activities                          2,265       (15,032)
                                                                                ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                     11,000             -
 Purchase of fixed assets                                                           (337)         (104)
                                                                                ----------   ----------
  Net cash provided by (used in) investing activities                             10,663          (104)
                                                                                ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Working capital facility (repayment) proceeds, net                               (4,374)        5,661
 Senior subordinated notes -- additional notes issued for
  interest payment due April 30, 1999                                                768             -
 Loan proceeds from Elan Corporation, plc                                              -            58
 Miscellaneous financing costs                                                         -           (23)
 Additional paid-in capital related to stock options                                  74             -
                                                                                ----------   ----------
    Net cash (used in) provided by financing activities                           (3,532)        5,696
                                                                                ----------   ----------

 Net increase (decrease) in cash and cash equivalents                              9,396        (9,440)

  Cash and cash equivalents, beginning of period                                  43,133        52,786
                                                                                ----------   ----------
  Cash and cash equivalents, end of period                                      $ 52,529     $  43,346
                                                                                ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
           Notes to the Unaudited Consolidated Financial Statements
                              September 30, 1999


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

The Company is an Irish public limited company with operations in Dublin, Ireland and Rockaway, NJ, USA. The Company's financial statements include the financial statements for Warner Chilcott Public Limited Company and all of its subsidiaries and are prepared in U.S. dollars in conformity with United States generally accepted accounting principles. For the Company, comprehensive loss is comprised solely of net loss.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

NOTE 2: INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined principally on the basis of first-in, first-out or standards that approximate average cost.

                                       September 30, 1999  December 31, 1998
                                          (in thousands of U.S. dollars)
                                      -----------------    ------------------
     Raw materials                    $       5            $    1,897
     Finishing supplies                       1                     3
     Work in process                          -                   932
     Finished goods                       4,872                11,597
                                      ----------           ----------
                                          4,878                14,429

     Less: Reserves for obsolescence        620                 1,330
                                      ----------           ----------
          Inventories                 $   4,258            $   13,099
                                      ==========           ==========


NOTE 3: CO-PROMOTION AGREEMENTS
In July 1998, the Company entered into an agreement under which Warner Chilcott promotes certain branded pharmaceutical products on behalf of Schering-Plough. This agreement was amended as of January 1, 1999 to change the mix of products to be promoted by Warner Chilcott and the means of calculating royalties earned by Warner Chilcott based upon the performance of the promoted products.

In February 1999, the Company entered into an agreement under which Warner Chilcott promotes certain branded pharmaceutical products on behalf of Bristol-Myers Squibb.

Revenue earned by Warner Chilcott from these arrangements is included in the Statement of Operations under the caption "Marketing alliance and other revenue".

NOTE 4: ELAN AGREEMENTS
In March 1999, the Company reached a binding agreement with Elan Corporation, plc under which Elan agreed to acquire Warner Chilcott's marketing rights to an extended-release nifedipine product. Under terms of the agreement, as of March 31, 1999, Elan was obligated to make a non-refundable payment, which was received, of $3.0 million to Warner Chilcott and such amount was reported as revenue in the first quarter of 1999 under the caption "Marketing alliance and other revenue". In June 1999, the Company executed the definitive agreement licensing the extended-release nifedipine product to Elan and received an additional $4.0 million that was recorded as revenue in the second quarter of 1999. Under the agreement, additional license fees would be due to Warner Chilcott upon the completion of certain milestones including FDA approval of the pending ANDA for the product. Warner Chilcott would also be entitled to receive royalties based upon revenues derived from the product. During the quarter ended September 30, 1999, the Company did not recognize any additional fees or royalties from this agreement.

In March 1999, the Company also reached a binding agreement with Elan under which Elan re-acquired the marketing rights to an isosorbide-5-mononitrate product ("IS5MN-PM") that Elan had been developing for Warner Chilcott. Under terms of the agreement, as of March 31, 1999, Elan was obligated to make a payment to Warner Chilcott in an amount equal to Warner Chilcott's remaining contractual obligation relating to the development of IS5MN-PM. Such amount had been carried by Warner Chilcott as an asset in "Prepaid expense and other assets" and as a liability in "Due to Elan Corporation, plc and subsidiaries". In concluding this transaction and reducing both the related asset and liability, Warner Chilcott did not recognize an income statement effect.

NOTE 5: SALE OF VECTRIN(R)
During September 1999, the Company completed the sale of its Vectrin(R) branded minocycline HCl product line including certain inventory, samples and the related abbreviated new drug application (ANDA), and received $11.0 million in cash. The Company reported a pre-tax gain of $2.7 million from the sale that is included in the Statement of Operations under the caption "Other income - Gain on sale of assets". The Company also earned royalties and milestone revenue under the sale agreement during the third quarter 1999 and such amounts are included in the Statement of Operations under the caption "Marketing alliance and other revenue".

NOTE 6: NET LOSS PER ORDINARY SHARE
Basic net loss per ordinary share has been computed by dividing net loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the three and nine months ended September 30, 1999 and 1998. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive.

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

NOTE 8: UNITED STATES FEDERAL INCOME TAXES
The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. Warner Chilcott's wholly-owned United States subsidiary, Warner Chilcott, Inc., is a United States corporation and, as such, is subject to United States taxation. Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not accrue any liability for Federal income taxes in the three or nine months ended September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results" and in Warner Chilcott Public Limited Company's (the "Company" or "Warner Chilcott") 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Set forth below is the discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated unaudited financial statements and the related notes, appearing in Item 1.

Overview
--------
The Company is primarily engaged in the development, marketing, sale and distribution of prescription pharmaceutical products in the United States. The Company's current focus is on branded products targeted for three specialty segments: women's health care, urology and cardiology. All of the Company's branded products are promoted by the Company's sales force.

The Company currently markets a portfolio of branded products including:
NataFort(R), a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products; NataChew(TM), a chewable prescription prenatal vitamin; Pyridium(R) Plus, a urinary tract analgesic and antispasmodic agent used for irritative bladder conditions; Doryx(R), a broad spectrum antibiotic; LoCholest(R), a lipid regulator for the reduction of LDL cholesterol levels; Estrace(R) vaginal cream, a hormone replacement product; Ovcon(R) 35, an oral contraceptive; K-Dur(R), a sustained-release potassium supplement; NitroDur(R), a nitroglycerin patch for the treatment of angina; and Lotrisone(R), a corticosteroid/antifungal cream. NataFort(R), NataChew(TM), Pyridium(R) Plus, Doryx(R) and LoCholest(R) are products owned by the Company. Estrace(R) vaginal cream and Ovcon(R) 35 are products owned by Bristol-Myers Squibb and promoted by the Company under a promotion agreement. K-Dur(R), NitroDur(R) and Lotrisone(R) are products owned by Schering-Plough and promoted by the Company under a promotion agreement.

The Company plans to add additional products to its portfolio of branded products through internal development, co-promotion agreements, in-licensing, acquisition and development collaborations with other companies.

Revenue from the sale of branded products accounted for 45.1% and 25.0% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Marketing alliance revenue was first generated in the third quarter of 1998 and accounted for 33.2% of total revenue for the nine months ended September 30, 1999 as compared to 17.9% for the 1998 period. Revenue associated with the sale of non-differentiated generic products during the nine months ended September 30, 1999 accounted for 21.7% of total revenue, down from 57.1% in the 1998 period.

The foundation for the Company's future success is its sales and marketing organization. The Company began to build its sales force in early 1997. During 1998, the Company's sales force grew from 175 professionals at year-end 1997 to 270 at the end of 1998. Through the third quarter of 1999 the Company's sales force remained approximately the same in size as at year-end 1998. The Company's target for its sales force is approximately 295 comprised of 255 representatives in the Company's primary care sales force, 20 in the dermatology sales force and 20 in sales force management.

Future revenue growth will be dependent on the Company increasing the sales of its existing portfolio of promoted products and adding new products through acquisition, in-licensing, marketing alliances or self-development.

History
-------
The Company is an Irish public limited company founded in 1992 as Nale Laboratories Limited ("Nale"). In March 1996, Nale acquired certain assets and assumed certain liabilities (the "Acquisition") of Warner Chilcott Laboratories, a division of the Warner-Lambert Company (the "Division"). Following the Acquisition, Nale changed its name to Warner Chilcott Public Limited Company.

The principal purpose of the Acquisition was to provide the Company with channels of distribution for pharmaceutical products in the United States. The Company also gained an established reputation in the pharmaceutical industry, a portfolio of existing products, and a functioning organization. The Company's customer base includes all major national wholesalers and pharmacy chains. The assets and liabilities of the Division acquired in the Acquisition are now organized in the United States as Warner Chilcott, Inc., a wholly-owned subsidiary of Warner Chilcott Public Limited Company.

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

Results of Operations
---------------------
Three months ended September 30, 1999 and 1998
Total revenues for the three months ended September 30, 1999 declined $1.4 million to $15.7 million as compared to $17.1 million for the year ago period. Decreases in revenue from marketing alliances and generic sales were somewhat offset by a significant increase in sales of branded products.

Branded product sales increased $6.0 million from the prior year and generated sales of $9.1 million in the quarter compared to $3.1 million in the prior year. NataFort(R), Doryx(R) and

Vectrin(R) sales all exceeded prior year results. Pyridium(R) Plus, launched in the first quarter of 1999, also contributed to the increase in branded product sales over the prior year. Sales of generic products decreased as the Company continued to reduce its activities in this low margin area to focus on its branded product portfolio.

Marketing alliance and other revenue declined $3.6 million to $4.2 million from $7.8 million in the prior year primarily due to a decline in revenue under the Company's co-promotion agreement with Schering-Plough. During the 1999 quarter, the Company promoted K-Dur(R), NitroDur(R) and Lotrisone(R). In the year ago quarter, the Company promoted Imdur(R) and K-Dur(R). The Company was able to earn significantly greater revenues under the Imdur(R) and K-Dur agreement as compared with the current agreement.

Gross profit on product sales increased $3.8 million to $5.2 million in the third quarter 1999, compared to $1.3 million in the prior year. This increase was primarily due to a 30.5% improvement in the gross profit margin on sales from 14.5% in the 1998 quarter to 45.0% in the third quarter 1999. The improved gross profit margin is attributable to a more favorable product mix with higher margin branded products accounting for a greater percentage of total product sales. Third quarter 1999 branded product sales accounted for 79.3% of total product sales, while branded product sales in the year ago period represented only 33.3% of total product sales.

Selling, general and administrative expenses increased by $1.0 million to $11.2 million from $10.2 million in the prior year primarily due to additional costs associated with the expansion of the sales force from an average strength of 184 professionals in the 1998 quarter to 268 in the third quarter 1999. Promotional activities for the recently launched Pyridium(R) Plus also contributed to the increase in selling costs. General and administrative costs for the third quarter 1999 were consistent with the prior year.

Research and development costs for the quarter of $0.8 million were consistent with the third quarter 1998 reflecting the Company's continuing focus on development projects with near-term revenue potential and relatively low funding requirements. These projects include the development of line extensions for both the Company's own branded products and for the oral contraceptive Ovcon(R) 35 under a license agreement with Bristol-Myers Squibb.

Interest income declined $0.1 million to $0.5 million due to a decrease in average funds available for investing. Total interest expense for the third quarter 1999 was consistent with the year ago period. The interest rate and outstanding balance of the Company's senior subordinated notes increased as compared to third quarter 1998, however, the resulting increased interest expense was offset by a decrease in interest costs related to the Company's working capital credit facility as the Company had less debt outstanding under that facility during the 1999 period.

In the third quarter 1999, the Company recognized a gain of $2.7 million on the sale of its Vectrin(R) minocycline HCl product line including certain inventory, samples and the related abbreviated new drug application (ANDA). Royalty and milestone revenues earned under the sale agreement in the third quarter 1999 are reported separately under "Marketing alliance and other revenue".

The net result of the factors outlined above was that the net loss for the quarter decreased to $1.5 million as compared to a net loss of $3.5 million for the third quarter 1998. The improved contribution from sales of the Company's own branded products combined with the gain on the sale of Vectrin(R), more than offset the lesser revenues from the Schering-Plough agreement and increased selling costs. The basic and diluted loss per ordinary share for the quarter decreased to ($0.12) from ($0.28) on a similar number of shares outstanding.

Nine months ended September 30, 1999 and 1998
Total revenue for the nine months ended September 30, 1999 advanced $12.9 million to $56.3 million as compared to $43.4 million in the prior year. Significant increases in sales of the Company's branded products and revenues from marketing alliances more than offset the decline in generic product sales.

Sales of branded products increased more than twofold to $25.4 million as compared to $10.8 million in the year ago period. Branded products that contributed to the growth included NataFort(R), Doryx(R) and Vectrin(R). Pyridium(R) Plus was launched in the first quarter of 1999 and also contributed to the increase in branded product sales. Sales of generic products declined $12.6 million from the 1998 period as the Company continued to reduce its activities in this lower margin business to focus more heavily on its branded product portfolio.

Marketing alliance and other revenue totaled $18.7 million for the nine months ended September 30, 1999, an increase of $10.9 million over prior year revenue of $7.8 million. Contributing to this increase was $7.0 million of revenue earned in the 1999 period in consideration of Warner Chilcott licensing its marketing rights to an extended-release nifedipine product to Elan. Increased revenue from the Schering-Plough promotion agreement also contributed to the overall increase. However, the Company initiated its promotion of Schering-Plough products beginning in the third quarter of 1998 and, therefore, earned royalties from this activity for only three of the nine months ended September 30, 1998 compared with a full nine months in the 1999 period. The amount earned by the Company in the third quarter 1999 under the Schering-Plough arrangement was significantly less than was earned during the third quarter of 1998. Other revenue earned in the 1999 period and not in 1998 included royalties earned from Elan under a distribution agreement for IS5MN, and royalty/milestone revenue related to the Company's sale of the Vectrin(R) product line in September 1999.

Gross profit on product sales increased $6.1 million to $15.5 million for the nine months ended September 30, 1999, compared to $9.4 million in the prior year. These favorable results are primarily due to a 14.8% improvement in the gross profit margin on product sales from 26.5% in the 1998 period to 41.3% in 1999. The improved gross profit margin is attributable to a more favorable product mix as 1999 branded product sales accounted for 67.5% of total product sales as compared to 30.4% in the year ago period.

Selling, general and administrative expenses were up $6.5 million from $28.4 million in the year ago period compared with $34.9 million in 1999 due to the Company's increased selling activities. Field selling costs increased as the Company's sales force grew to an average strength of 265 during the 1999 period as compared with 175 in 1998. Promotion costs also contributed to the increase, including costs associated with the launch of Pyridium(R) Plus in the first quarter 1999. General and administrative expenses were slightly higher in the current period as compared to 1998 due to a modest increase in administrative staff substantially offset by a decline in legal fees related to patent litigation costs associated with the extended-release nifedipine product that were no longer incurred by the Company after the first quarter 1999.

Research and development costs of $2.5 million were consistent with the prior year period. Interest income decreased $0.4 million to $1.6 million due to a decline in average funds available for investment. Interest expense increased $0.2 million to $2.3 million due to the increased cost of the Company's senior subordinated debt offset somewhat by decreased costs related to the Company's working capital credit facility as the Company required less credit toward the end of the 1999 period.

During the third quarter of 1999, the Company recognized a gain of $2.7 million on the sale of its Vectrin(R) product line including certain inventory, samples and the related abbreviated new drug application (ANDA). Royalty and milestone revenues earned under the sale agreement during the 1999 period are reported separately under "Marketing alliance and other revenue".

The net loss for the nine months ended September 30, 1999 was $5.3 million compared to $17.8 million for the prior year. The main factors contributing to the reduced loss were the increase in marketing alliance and other revenue, improved gross profit on product sales and gain recognized on the sale of the Vectrin(R) product line, partially offset by the higher field selling and product promotion costs. The basic and diluted loss per ordinary share for the nine months ended September 30, 1999 decreased to ($0.43) per share from ($1.44) per share on a similar number of ordinary shares outstanding.

Factors That May Affect Future Operating Results
Following is a discussion of some of the risks and historical facts which should be considered when evaluating the current and future results of the Company. This discussion is not intended to include all risks and historical facts that could produce adverse results.

The Company has a history of operating losses. Operating losses have been posted since the formation of the Company in 1992. As of September 30, 1999, the Company's accumulated deficit was $108.9 million. The Company has invested in the corporate infrastructure and sales organization needed to support the marketing and product development activities that management believes necessary for the success of the Company. However, there can be no assurance that these efforts will be sufficient, thus future profitability is uncertain.

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

Liquidity and Capital Resources
-------------------------------
The Company ended the third quarter 1999 with $52.5 million of cash and cash equivalents, an increase of $9.4 million over the balance at year-end 1998. The cash flow from the net loss after adding back depreciation and amortization was $1.1 million for the nine months ended September 30, 1999 as compared to $13.6 million in the prior year. In summary, the increase in cash and negative cash flow from operations were funded by: (1) a significant decrease in investment in working capital, (2) a modest increase in long term debt, and (3) the net proceeds from the sale of Vectrin(R), offset in part by a reduction in the amount due under the Company's working capital facility.

Accounts receivable declined $7.1 million from the year-end 1998 balance of $18.0 million due to a reduction in the amount due the Company from Schering-Plough, and decreased generic sales. The Schering-Plough agreement was modified as of January 1, 1999 and revenue earned in the fourth quarter 1998 was significantly larger than was earned in the third quarter 1999.

Royalties from this agreement are due quarterly and paid in arrears. The Company's shift to a brand intensive product mix had a direct effect on accounts receivable as the Company's branded products are sold under more favorable terms. Generic product inventory is more costly as a percentage of sales than that of the Company's branded products and, due to the Company's product mix shift, inventory dropped considerably from year-end 1998 as compared to September 30, 1999. The Vectrin(R) sale also contributed to the decline in inventory from year-end 1998 as all inventory of Vectrin(R) was transferred to Medicis in connection with the sale transaction.

The reduction in prepaid expenses and other current assets from year-end 1998 to September 30, 1999 was primarily the result of the Company licensing its rights to IS5MN-PM to Elan early in 1999. Included in prepaid expenses at December 31, 1998 was $4.5 million that represented the Company's development commitment to the IS5MN-PM project. A corresponding amount was included as a liability under the caption "Due to Elan Corporation, plc and subsidiaries". In connection with the licensing of the IS5MN-PM rights to Elan, the prepaid amount and the related liability were eliminated. A decrease in sample inventory related to the Company's promotional activities and the Vectrin(R) sale also contributed to the drop in prepaid expense and other current assets.

Accounts payable declined $6.1 million to $2.7 million at the end of the third quarter 1999 from year-end 1998 due to the decreased investment in generic inventory and the timing of certain generic inventory purchases. The amounts due to Elan decreased as payment of amounts due to Elan, including the remaining development obligation for IS5MN-PM discussed above, were processed during the period. Accrued liabilities remained consistent with year-end 1998. These factors resulted in a decline in current liabilities of $13.6 million from $22.8 million at year-end 1998.

As compared to year-end 1998, the Company's working capital facility debt declined $4.4 million to $16.0 million at September 30, 1999. The Company entered into this $30 million facility agreement on March 30, 1998 with a syndicate of banks, led by PNC Business Credit, to fund a portion of its investment in inventories and accounts receivable. Credit availability under the PNC facility is based on the balances of certain inventory, accounts receivable and other assets of Warner Chilcott, Inc., the Company's wholly-owned United States operating subsidiary. As of September 30, 1999, an additional $6.7 million of potential borrowings was available to the Company.

The Company posted a loss for the nine months ended September 30, 1999 and losses may continue throughout 1999 and beyond. In addition, the Company may invest in additional working capital or make capital expenditures to support its various business activities. Management believes the combination of the Company's cash balances and availability under its working capital credit facility provide Warner Chilcott with access to sufficient capital to meet its requirements for at least the next two years. There can be no assurance, however, that such funds will be sufficient. Beyond such period, and in the absence of the Company generating cash from operations, the Company would need to raise additional funds. The Company expects that it would seek additional funding through public or private equity or debt financings or through collaborations. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. There can be no assurance that additional funding will be available on acceptable terms, or at all.

Inflation
---------
Inflation had no material impact on Warner Chilcott's operations during the three months ended September 30, 1999.

Year 2000
---------
During 1997, the Company initiated a plan to identify, assess and remediate "Year 2000" issues. This plan consists of three phases as follows: Phase I - identification of all internal business critical systems and applications, key vendors, and major customers. Although completed in June 1998, Phase I includes the ongoing assessment of new vendors and customers as they become associated with the Company's business activities. Phase II - assessment of Year 2000 compliance for all systems and activities identified in Phase I. Phase II was completed by December 31, 1998. Phase III - remediation and/or development of contingency plans for non-compliant systems and activities. Although all issues requiring remediation or contingency plans have been addressed, the Company continues to review its systems and contingency plans through the Year 2000 transition.

Primarily the finance, administration, billing, distribution and selling operations of the Company's U.S. operating subsidiary rely on information technology systems. Since the Acquisition in March 1996, the Company has put into place new systems to replace those systems previously provided by Warner-Lambert Company to the former Division. As a result, the Company's computer systems and applications have been recently developed. Year 2000 upgrades of network software and hardware, and financial software are complete. All internal business critical systems and applications are also Year 2000 compliant.

The Company has sent written inquiries to its key vendors and major customers as to their progress in identifying and addressing Year 2000 compliance issues. Those vendors and customers who have responded have reported that they expect to be Year 2000 compliant well before the critical date.

The Company does not expect the costs associated with Year 2000 compliance to be material. As of September 30, 1999, the Company incurred less than $100,000 in the above mentioned system and application upgrades. These costs were paid from available funds. The Company does not expect to incur additional costs of significance and has not deferred information systems projects in order to address Year 2000 issues.

The Company's most reasonably likely worst case scenario is an interruption in the supply of products that the Company markets. Warner Chilcott heavily relies on five third-party vendors to manufacture its portfolio of proprietary products. In the event that any of these vendors' operations prove not to be Year 2000 compliant, these vendors may not be able to supply the Company with a continuous supply of products to sell, putting the Company's business operations seriously at risk. During 1998 and 1999, the Company has closely monitored these vendors' efforts to obtain Year 2000 compliance. All five of these vendors have informed the Company that they are either compliant or will be compliant before the critical date. In order to ease the possible impact of an interruption in product manufacture and delivery, the Company has built up a two-month inventory in accordance with its Disaster Recovery Plan. The Company believes that this supply would enable the Company to continue operations while the vendor worked to resume manufacturing.

The Company's operations also rely heavily on the ongoing supply of the Schering-Plough products which the Company promotes, as well as Schering-Plough's continuing ability to report sales and, subsequently, compute royalties payable to Warner Chilcott. Schering-Plough has informed the Company that they are Year 2000 compliant.

Warner Chilcott utilizes third-party vendors to perform additional functions including, but not limited to, warehousing, distribution, billing services and market research. Critical vendors have provided the Company with written confirmation of their anticipation of Year 2000 compliance.

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

The Company's holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. and state government debt, foreign government/agency guaranteed debt, bank deposits and certificates of deposit, and commercial paper. All such instruments are classified as securities available for sale. Warner Chilcott does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Warner Chilcott's debt security portfolio represents funds held temporarily pending use in the Company's business and operations. The Company manages these funds accordingly. Warner Chilcott seeks reasonable assuredness of the safety of principal and market liquidity by investing in fixed rate income securities while at the same time seeking to achieve a favorable rate of return. Warner Chilcott's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings are also exposed to the risks of changes in the credit quality of issuers. Warner Chilcott invests in the shorter-end of the maturity spectrum, and at September 30, 1999, 100% of such holdings mature in one year or less.

The Company has long-term senior subordinated notes outstanding. As of October 25, 1998, the discount on these notes had been fully amortized and the note began to accrue interest at a rate of 16.8%. The Company believes that the fair value of the senior subordinated notes approximates the carrying value. While changes in market interest rates may affect the fair value of the senior subordinated notes, management does not believe that the impact, if any, of reasonably possible near term changes in the fair value of such notes is likely to have a material impact on the Company's financial statements.

The Company also has long-term debt outstanding under its working capital credit facility. Borrowings under the credit facility are subject to market-driven variable lending rates. The Company has not purchased interest rate derivative contracts to fix the interest rate on any portion of the debt outstanding under the facility. Accordingly, management believes that the fair value of the long-term debt outstanding under the facility approximates the carrying value and that near-term changes in interest rates would have little, if any, impact on the fair value of this debt.

Part II - Other Information
Item 1. Legal Proceedings
The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims.

On July 1, 1999 the U.S. Court of Appeals for the Federal Circuit, which has jurisdiction of appeals in patent cases, affirmed a decision by the U.S. District Court for the Northern District of Illinois in which the District Court held invalid Abbott Laboratories' U.S. Patent on anhydrous terazosin hydrochloride (the " `207 patent"), Abbott Laboratories v. Geneva Pharmaceuticals, et al., Dkt. Nos. 98-1593, - 1594, - 1595. Although the Company is not a party to that action, it was the defendant in a separate action in the same District Court, in which Abbott alleged that the Company had infringed the `207 patent by filing an application with the Food and Drug Administration ("F.D.A.") for approval to market anhydrous terazosin chloride. Abbott Laboratories v. Warner Chilcott. Because that action was pending, F.D.A. was precluded by law from approving the Company's application for thirty months. Based on the District Court's decision in Abbott v. Geneva Pharmaceuticals the District Court entered summary judgment in favor of the Company in Abbott v. Warner Chilcott again holding the patent invalid. The decision by the Court of Appeals affirming the invalidity of the patent in Abbott v. Geneva thus has the effect of affirming the invalidity of the patent in Abbott v. Warner Chilcott as well. Subject to any rights any of the defendants in Abbott v. Geneva may have under the Hatch-Waxman Act to a 180-day statutory period of marketing exclusivity, the Court of Appeals' decision ends the statutory period in which F.D.A. was statutorily barred from approving the Company's application. Abbott's counsel have indicated that Abbott intends to ask the Court of Appeals to reconsider its decision and, if that application is not successful, Abbott may seek review of the Court of Appeals' decision in the Supreme Court.

There have been no other significant developments in the proceedings described in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and the Company has not become involved in any additional material proceedings.

Item 5. Other Information
Pursuant to newly adopted rules of the Securities and Exchange Commission, any Company shareholder who intends to present a proposal at the Company's Annual General Meeting of Shareholders in 2000 without requesting that the Company include such proposal in the Company's proxy materials should be aware that he or she must notify the Company no later than January 25, 2000 of his or her intention to present such proposal. Otherwise, the Company may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on the Company by proxies delivered to the Company in connection with the meeting.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits - The following exhibits are filed with this document:

Exhibit No.    Description
-----------    -----------

     10.1 Asset Purchase Agreement between Warner Chilcott, Inc. and Medicis Pharmaceutical Corporation, dated September 14, 1999 *

     27        Financial Data Schedule

____________
* Confidential material has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment.

b. Reports on Form 8-K:

No report was filed during the three months ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              WARNER CHILCOTT PUBLIC LIMITED COMPANY
                              (Registrant)





November 9, 1999              /s/ Paul S. Herendeen
                              -------------------------
                              Paul S. Herendeen
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)


November 9, 1999              /s/ David G. Kelly
                              ------------------
                              David G. Kelly
                              Group Vice President, Finance
                              (Principal Accounting Officer)