Form 10-K405
period 1999-12-31
WARNER CHILCOTT PLC
filed 2000-03-16
CIK 1042459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                       COMMISSION FILE NUMBER: 005-52501

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  IRELAND                                      NOT APPLICABLE
     (JURISDICTION OF INCORPORATION OR               (IRS EMPLOYER IDENTIFICATION NO.)
               ORGANIZATION)

  LINCOLN HOUSE, LINCOLN PLACE, DUBLIN 2,                      353-1-662-4962
                  IRELAND                             (REGISTRANT'S TELEPHONE NUMBER,
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  INCLUDING AREA CODE)

     SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE
                                   ACT: NONE

SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

AMERICAN DEPOSITARY SHARES, REPRESENTING ORDINARY SHARES, PAR VALUE $0.05 EACH;
                                     NASDAQ
             NATIONAL MARKET ORDINARY SHARES, PAR VALUE $0.05 EACH*

* Listed, not for trading, but only in connection with the listing of American Depositary Shares, pursuant to the requirements of the Securities and Exchange Commission.

 SECURITIES FOR WHICH THERE IS A REPORTING OBLIGATION PURSUANT TO SECTION 15(d)
                                OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: [X] No: [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 8, 2000 there were 12,383,507 Ordinary Shares outstanding. The aggregate market value of the Ordinary Shares (based upon the last sale price of $16.00 per share as of March 8, 2000 on the Nasdaq National Market System) held by non-affiliates of the registrant was $112,342,320.00. For the purposes of this calculation, shares owned by officers, directors (and their affiliates) and 10% or greater shareholders known to the registrant have been deemed to be affiliates, which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") within 120 days after the end of the fiscal year ended December 31, 1999. Portions of the Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 2000 are incorporated by reference in Part III of this report.

                               TABLE OF CONTENTS

General.......................................................................      1
Foward-Looking Statements.....................................................      2
Part I
     Item 1.      Business....................................................      3
     Item 2.      Properties..................................................     13
     Item 3.      Legal Proceedings...........................................     13
     Item 4.      Submission of Matters to a Vote of Security Holders.........     13
Part II
     Item 5.      Market for Registrant's Common Equity and Related
                    Shareholder Matters.......................................     14
     Item 6.      Selected Financial Data.....................................     15
     Item 7.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................     16
     Item 7A.     Quantitative and Qualitative Disclosures About Market
                    Risk......................................................     23
     Item 8.      Financial Statements and Supplementary Data.................     23
     Item 9.      Changes in and Disagreements With Accountants on Accounting
                    and Financial Disclosure..................................     47
Part III
     Item 10.     Directors and Executive Officers of the Registrant..........     48
     Item 14.     Financial Statements and Exhibits...........................     51

                                    GENERAL

     Unless the context otherwise requires, all references in this Form 10-K to "Warner Chilcott", "us", "our", or "we" are to Warner Chilcott Public Limited Company, its predecessors, successors and subsidiaries, including Warner Chilcott, Inc; references to "WCI" are to Warner Chilcott, Inc.; and references to "WCplc" are to Warner Chilcott Public Limited Company but not its subsidiaries. Unless specified, all financial information in this Form 10-K is
(1) information regarding Warner Chilcott Public Limited Company and its consolidated subsidiaries; (2) presented in United States dollars ($), and (3) prepared in accordance with generally accepted accounting principles in the United States.

                          TRADEMARKS AND SERVICE MARKS

     The following are trademarks and service marks belonging to, licensed to, or otherwise used by us throughout this Form 10-K:
        CHOLEDYL(R)
        DORYX(R)
        ERYC(R)
        ESTRACE(R)
        LOCHOLEST(R)
        MANDELAMINE(R)
        NATACHEW(TM)
        NATAFORT(R)
        OVCON(R)
        PYRIDIUM(R)
        PYRIDIUM(R) PLUS
        WARNER CHILCOTT(TM)
        WARNER CHILCOTT LABORATORIES(TM)
        K-DUR(R), IMDUR(R), LOTRISONE(R) and NITRO-DUR(R) are registered trademarks of Key Pharmaceuticals, a division of Schering-Plough Corporation. Warner Chilcott has permission to use these marks pursuant to an agreement with Schering-Plough.

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this Form 10-K including those entitled "Customers," "Trademarks, Patents and Proprietary Rights," "Competition," "Government Regulation," "Manufacturing and Supply," "Product Liability" and "Risk Factors" and in our 1998 Annual Report on Form 10-K and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission, which may cause actual results to differ materially from those discussed in such forward-looking statements.

     Forward-looking statements include:

     - changes in general economic and business conditions;

     - dependence on continued acquisition of products;

     - management of growth of business and integration of product acquisitions;

     - changes in current pricing levels;

     - competition for acquisition of products;

     - manufacturing capacity constraints; and

     - the availability, terms and deployment of capital.

     We do not undertake to update our forward-looking statements to reflect future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We develop and market branded prescription pharmaceutical products in the United States. Our primary area of focus is the large and growing women's health and urology therapeutic categories. We also participate in the cardiology and dermatology categories. Through our national sales force of over 260 representatives, we market branded pharmaceutical products directly to physician specialists across the United States, including obstetrician/gynecologists, urologists, cardiologists, dermatologists and high-prescribing general/family practitioners. We have an experienced management team with significant pharmaceutical industry expertise, specifically in the marketing of prescription pharmaceutical brands.

     An important part of our strategy is to acquire established branded pharmaceutical products and to increase their sales through enhanced promotion targeted to high-prescribing physicians. We also internally develop branded products as well as product line extensions for our existing products, such as new formulations, dosages or new indications. Line extensions are particularly valuable because they may enable us to extend the growth potential of our brands.

     We currently market a portfolio of branded products including: NataFort(R), a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products; NataChew(TM), a prescription strength chewable prenatal vitamin; Estrace(R), a hormone replacement vaginal cream; Ovcon(R) 35 and Ovcon(R) 50, two oral contraceptives; Pyridium(R) Plus, an orally active urinary tract analgesic antispasmodic agent used for irritative bladder conditions; Doryx(R), a broad spectrum antibiotic; LoCholest(R), a lipid regulator for the reduction of LDL cholesterol levels; K-Dur(R), a sustained release potassium supplement; Nitro-Dur(R), a nitroglycerin patch for the treatment of angina; and Lotrisone(R), a topical combination antifungal/corticosteroid. NataFort(R), NataChew(TM), Estrace(R), Ovcon(R) 35, Ovcon(R) 50, Pyridium(R) Plus, Doryx(R) and LoCholest(R) are products owned by us; K-Dur(R), Nitro-Dur(R), and Lotrisone(R) are products owned by Schering-Plough and promoted by us under our agreement with Schering-Plough.

HISTORY

     We are an Irish public limited company founded in 1992 as Nale Laboratories Limited. In March 1996 Nale acquired certain assets and assumed certain liabilities of Warner Chilcott Laboratories, a division of the Warner-Lambert Company. Following this transaction, Nale changed its name to Warner Chilcott Public Limited Company and the assets and liabilities acquired from Warner-Lambert are now organized in the United States in our wholly-owned subsidiary Warner Chilcott, Inc.

     As part of the acquisition of Warner Chilcott Laboratories, we acquired a portfolio of seventy generic pharmaceutical products. In 1997 we launched our branded product initiative and switched our primary focus to the development, acquisition and in-licensing of branded pharmaceutical products, and began to reduce our generic pharmaceutical business. We have made significant progress towards the reduction of our generic product portfolio, with less than ten generic products remaining of the original seventy.

     Our revenues are currently generated in the United States and the U.S. dollar is our functional currency. Accordingly, our exposure to currency fluctuation is limited. Product sourcing from vendors and research and development agreements are normally contracted in U.S. dollars. As a company operating in multiple jurisdictions, we will be subject to taxation on our earnings in the jurisdictions in which we operate. At present, such jurisdictions include Ireland and the United States.

DEVELOPMENTS DURING 1999 AND EARLY 2000

     We achieved a number of milestones during 1999 and early 2000 including:

     - In February 2000 we acquired three branded women's healthcare pharmaceutical products from Bristol-Myers Squibb Company, Estrace(R) vaginal cream and two oral contraceptives, Ovcon(R) 35 and Ovcon(R)50. We funded the acquisition through the sale of senior notes under Rule 144A.

     - Our NataFort(R) prenatal vitamin achieved remarkable success in only its second year of sales since its launch. Today, more new prescriptions are filled in the United States for NataFort(R) than for any other prenatal vitamin.

     - We launched two new branded pharmaceutical products, NataChew(TM) and Pyridium(R) Plus, with outstanding results.

     - We sold our Vectrin(R) brand minocycline product to Medicis Pharmaceutical Corp. for an initial payment plus future milestone and royalty revenues.

     - We repositioned our Doryx(R) brand for the dermatology market in late 1999 with measurable success.

     - We solidified our alliance with Schering-Plough, adding Lotrisone(R) and Nitro-Dur(R) to our Co-Promotion Agreement.

     - We continued to phase out our generic pharmaceutical business by selling our pending ANDA for an extended-release nifedipine product back to Elan Corporation for an initial fee and future milestone payments. Additionally, we will receive a royalty from Elan payable on product sales.

     - We strengthened our management team with highly qualified executives in key positions (legal, marketing, investor relations, human resources and information technology) to create organizational excellence.

STRATEGY

     Our growth strategy is to maximize the value of our sales and marketing organization by developing, acquiring and promoting specialty pharmaceutical products. We believe that our ability to identify and integrate branded pharmaceutical products and to leverage our sales and marketing infrastructure positions us for continued growth. Specifically, we intend to pursue the following:

     - Seek Product Acquisition Opportunities
       We intend to take advantage of industry consolidation and cost cutting trends to selectively pursue acquisitions of branded pharmaceutical products. We generally seek branded pharmaceutical products that (1) have market exclusivity, (2) lend themselves to product line extensions, (3) are promotion sensitive, or (4) complement our existing product lines or therapeutic focus;

     - Increase Sales Through Targeted Marketing and Promotion
       We seek to increase the sales of our branded products through face-to-face meetings with targeted physicians and promotional efforts, including sampling, advertising, telemarketing, direct mail and medical education. In addition, we will continue to cross-market a variety of products to physicians to leverage the value of our sales force; and

     - Increase Sales Through Product Line Extensions
       To date, our product development efforts have focused on product line extensions, which allow us to leverage our brand names and enhance product differentiation. The implementation of this strategy has resulted in the successful introduction of several product line extensions, including Pyridium(R)Plus and NataChew(TM). We will continue to pursue product line extensions of our existing and newly acquired products.

SALES AND MARKETING

     We market branded pharmaceutical products that we believe will benefit from promotional activities directed toward physician specialists. We have a sales and marketing infrastructure that includes over 260 sales representatives dedicated to promoting and marketing branded pharmaceutical products. We believe that we have the fourth largest sales force targeted to promoting women's health products to obstetrician/ gynecologists in the United States.

     We began building our sales organization in 1997. By the end of 1998, we had established a sales organization of over 260 professionals as well as the infrastructure to support and manage our sales efforts. We ended 1999 with a sales force and infrastructure similar in size as that at year-end 1998. We intend to augment our sales organization as needed to support the promotion of our existing and future branded products. We believe that our sales force at its present size provides adequate resources to execute the promotional plans for the Estrace(R) and Ovcon(R) products acquired recently from Bristol-Myers Squibb.

     Our marketing strategy is to promote our branded products to high volume prescribing physicians through our specialty sales forces. We focus our sales force by employing precision marketing techniques, including comprehensive internal analysis of actual prescription data. We use this data to identify and target physicians that are likely to produce the greatest return on our promotional efforts.

     Generally, the physicians we target tend to be specialists concentrated in metropolitan areas and within larger group practices. This concentration enables us to use our sales force to achieve greater reach and frequency. Our seasoned representatives have developed relationships with physicians in the segments we target.

     Our management team has instituted a number of programs related to compensation, incentives and professional advancement in order to keep our sales representatives motivated with respect to their marketing efforts. Sales representatives are regularly reviewed and ranked based on a number of key factors of performance. Those rankings are then taken into account in determining base compensation, performance bonuses and professional advancement. The programs have proven effective in motivating our sales representatives and in identifying exceptional employees whose skills warrant advancement to supervisory/management roles within our sales organization.

     We endeavor to supply our sales forces with a full complement of support materials to assist in their efforts to promote and position our products. We believe that our sales representatives and the sample kits, visual aids and other collateral sales materials that we have developed for use by our sales representatives are of a level of quality, professionalism and sophistication that positions us to successfully compete with much larger pharmaceutical concerns.

BRANDED PRODUCTS

     We market a portfolio of branded products primarily in the women's health care, cardiology and dermatology segments. The following table identifies our material branded product marketing and development activities.

PRODUCT                                  THERAPEUTIC APPLICATION                   STATUS
-------                                ----------------------------    -------------------------------
WOMEN'S HEALTH CARE
NataFort(R)..........................  Prenatal Vitamin                Developed in-house, launched in
                                                                       December 1997
NataChew(TM).........................  Chewable Prenatal Vitamin       Developed in-house, launched in
                                                                       November 1999
Pyridium(R)..........................  Urinary Tract Analgesic         Acquired from Warner-Lambert in
                                                                       June 1997
Pyridium(R) Plus.....................  Urinary Tract Analgesic/        Acquired rights from Warner-
                                       Antispasmodic                   Lambert in June 1997, continued
                                                                       development in-house and
                                                                       launched in March 1999
Estrace(R) Cream.....................  Estrogen Replacement            Began promoting in March 1999
                                                                       under promotion agreement,
                                                                       acquired rights from
                                                                       Bristol-Myers Squibb in
                                                                       February 2000
Ovcon(R) 35..........................  Oral Contraceptive              Began promoting in March 1999
                                                                       under promotion agreement,
                                                                       acquired rights from
                                                                       Bristol-Myers Squibb in
                                                                       February 2000
Ovcon(R) 50..........................  Oral Contraceptive              Acquired rights from
                                                                       Bristol-Myers Squibb in
                                                                       February 2000
Mandelamine(R).......................  Antibacterial                   Acquired from Warner-Lambert in
                                                                       June 1997

CARDIOLOGY
LoCholest(R).........................  Lipid Regulation                Licensed from Eon, launched in
                                                                       1997
K-Dur(R).............................  Potassium Supplement            Began promoting in July 1998
                                                                       under agreement with Schering-
                                                                       Plough
Nitro-Dur(R).........................  Angina                          Began promoting in January 1999
                                                                       under agreement with Schering-
                                                                       Plough

DERMATOLOGY
Doryx(R).............................  Antibiotic                      Acquired from Warner-Lambert in
                                                                       June 1997
Lotrisone(R).........................  Antifungal/Anti-inflammatory    Began promoting in January 1999
                                                                       under agreement with Schering-
                                                                       Plough
Eryc(R)..............................  Antibiotic                      Acquired from Warner-Lambert in
                                                                       June 1997

  Women's Health Products

     We market and develop prescription products for the treatment and support of women's health. The following provides a more detailed description of such products.

     NataFort(R)

     In December 1997 we launched NataFort(R), a prescription strength prenatal vitamin designed to improve patient compliance by virtue of its relatively small tablet size. After only two years of marketing, today more new prescriptions are filled in the United States for NataFort(R) than for any other prenatal vitamin. In developing NataFort(R), we performed market research that indicated that the most important ingredients that physicians seek in a prenatal vitamin are folic acid and iron. Meanwhile, patients expressed a strong negative reaction to the size of the tablets which reduced patient compliance. Prenatal vitamins tend to be large due to the inclusion of calcium in their formulation. Although thought to be less important than folic acid or iron, calcium was traditionally included in prenatal vitamins before the introduction of NataFort(R). In addition, the absorption of iron may be inhibited by the presence of calcium. Our solution was to formulate NataFort(R) with folic acid and iron but without calcium. As such, NataFort(R) tablets are smaller than competing vitamins and, due to the absence of calcium, potentially allow for improved iron absorption. Prenatal vitamins are grandfathered drugs and therefore not subject to FDA pre-market clearance requirements.

     NataChew(TM)

     NataChew(TM) is a prescription strength chewable prenatal vitamin which was developed internally and launched in November 1999. NataChew(TM) is a wildberry flavored chewable tablet that provides ten essential vitamins, including folic acid, and iron. The product was designed to enhance patient compliance by using a pleasant-tasting chewable format. We licensed proprietary taste masking technology to overcome the unpleasant taste of iron. The difficulty in taste masking iron has been the primary obstacle to the introduction of chewable vitamin alternatives for pregnant women.

     Pyridium(R) and Pyridium(R) Plus

     Pyridium(R) is an orally active urinary tract analgesic agent that helps relieve urinary pain, burning, urgency and frequency related to urinary tract infections. Pyridium(R) Plus, a line extension of Pyridium(R), was introduced by Warner-Lambert Company in 1980. We reintroduced Pyridium(R) Plus in March 1999. The product is positioned to capitalize on the brand equity associated with the Pyridium(R) trademark but is intended for patients with irritative bladder conditions. Our efforts in marketing Pyridium(R) Plus have helped us establish solid relationships with high-volume prescribing urologists.

     Estrace(R) Cream

     Estrace(R) vaginal cream is a hormone replacement therapy for the treatment of vaginal and vulval atrophy. We began promoting Estrace(R) cream in March 1999 under an agreement with Bristol-Myers Squibb. In February 2000, we acquired the rights to this product. Estrace(R) cream contains beta-estradiol as its active ingredient.

     Ovcon(R) 35

     Ovcon(R) 35 is an oral contraceptive composed of norethindrone and ethinyl estradiol. It was introduced by Bristol-Myers Squibb in 1978 and we began promoting the product in March 1999 under an agreement with Bristol-Myers Squibb. In February 2000, we acquired the rights to this product.

     Ovcon(R) 50

     Ovcon(R) 50 is an oral contraceptive composed of norethindrone and ethinyl estradiol. It was introduced by Bristol-Myers Squibb in 1975 and we began promoting the product in March 1999 under an agreement with Bristol-Myers Squibb. In February 2000, we acquired the rights to this product.

  Cardiology Products

     We market and develop prescription products for the treatment of angina pectoris and lipid disorders. The following provides a more detailed description of such products.

     LoCholest(R)

     LoCholest(R) powder is a resin that acts as a cholesterol-lowering agent and is intended for oral administration. Patients take LoCholest(R) by mixing it with milk, fruit juice, water or another beverage of their choice.

     K-Dur(R)

     K-Dur(R) is an immediately dispersing extended-release oral dosage form of potassium chloride that is used for the prevention and treatment of hypokalemia (abnormally low potassium concentration in the blood). Hypokalemia can be caused by a number of conditions including the use of diuretics. We promote K-Dur(R) under an agreement with Schering-Plough.

     Nitro-Dur(R)

     Nitro-Dur(R) transdermal patch is an organic nitrate formulation used for the treatment of angina pectoris due to coronary artery disease. The product comes in five different dosages and is designed to provide continuous controlled-release of nitroglycerin through intact skin. We promote Nitro-Dur(R) under an agreement with Schering-Plough.

  Dermatology Products

     We market and develop prescription products for the treatment of acne and other dermatological conditions. The following provides a more detailed description of such products.

     Doryx(R)

     Doryx(R), our proprietary brand of doxycycline, is an orally administered antibiotic capsule containing enteric-coated pellets of doxycycline hyclate. It may be a useful adjunctive therapy in the treatment of severe acne. Doryx (R) was introduced in 1986 by Warner-Lambert. We acquired Doryx(R) in July 1997. In September 1999 we repositioned the product for the dermatology segment and directed our dermatology sales force to promote Doryx(R) to targeted physicians.

     Lotrisone(R) Cream

     Lotrisone(R) cream contains a combination of clotrimazole, USP, a synthetic antifungal agent, and betamethasone dipropionate, USP, a synthetic corticosteroid for dermatological use. It is indicated for the topical treatment of certain dermal infections. We promote Lotrisone(R) under an agreement with Schering-Plough.

     Eryc(R)

     Eryc(R), our brand of erythromycin, is an orally administered antibiotic capsule containing enteric-coated pellets of erythromycin that protect the erythromycin base from inactivation by gastric acidity. Dermatologists often prescribe erythromycin as a lower cost alternative to minocycline and for patients for whom tetracycline and penicillin derivatives are contraindicated. Eryc(R) was introduced in 1981 by Warner-Lambert. We began selling Eryc(R) in the first half of 1998.

COLLABORATIVE RELATIONSHIPS

     In July 1998 we became responsible for developing and executing promotional plans to improve the market performance of two Schering-Plough brands: Imdur(R), a long-acting nitrate for patients with angina, and K-Dur(R), a potassium supplement. Under the original agreement with Schering-Plough, we were compensated based on the market performance of both brands relative to fixed sales targets. This agreement proved to be rewarding financially and was an important element in reducing our operating losses in the third and fourth calendar quarters of 1998.

     In January 1999 we modified the Schering-Plough agreement, changing the mix of products promoted by us to include K-Dur(R), Nitro-Dur(R), and Lotrisone(R). This agreement generated consistent revenue for us through 1999, although at lower levels than were earned under the original agreement.

     In November 1999 we again modified the terms of the Schering-Plough agreement. We will continue to promote the same three products, K-Dur(R), Nitro-Dur(R) and Lotrisone(R), through the year 2000. The agreement was changed to provide a more direct link between our performance in influencing the market share of the promoted brands and our compensation. We expect the current arrangement with Schering-Plough to be a meaningful and consistent contributor to our revenues during the year 2000.

PRODUCT DEVELOPMENT

     Branded pharmaceutical products are marketed under proprietary brand names and through programs designed to attract the loyalty of prescribing physicians. Our current portfolio and development pipeline of branded products are targeted at the fast-growing women's health category. We also maintain a presence in the cardiology and dermatology markets. These markets are large and afford attractive growth opportunities.

     Through our in-house expertise in product development and regulatory affairs and collaborations with corporate partners, we identify opportunities to develop and launch additional branded pharmaceutical products. Our strategy is to pursue products that represent improvements to existing pharmaceuticals rather than create new chemical entities. Improvements to existing products generally involve less development and regulatory risk and shorter time lines from concept to market. Where appropriate, we plan to utilize the expertise of our collaborators in the development of new branded products.

     We also use our in-house expertise, as well as the technology and expertise of our corporate collaborators, to develop improvements and line extensions for existing and future branded products. Enhancements may take the form of modified formulations, novel delivery methods or alternative dosages. Modifications of existing products are expected to enable us to extend the proprietary position, and therefore the value, of our various brands.

GENERIC PRODUCTS

     Consistent with the launch of our branded product initiative to primarily focus our business efforts on branded pharmaceutical products, we have significantly decreased our generic product line to less than ten at December 31, 1999 from over seventy generics two years ago. We intend to continue to reduce or eliminate our generic pharmaceutical business.

CUSTOMERS

     Our customers include the nation's leading pharmaceutical wholesalers, drug distributors and chain drug stores. We also sell certain products in the government sector, both on the U.S. federal and state levels. Our three largest customers are McKesson HBOC, Cardinal Health and Bergen Brunswig. During 1999, McKesson HBOC accounted for approximately $11 million, or 21%, of our net sales, Cardinal Health accounted for approximately $7 million, or 13% of our net sales, and Bergen Brunswig accounted for approximately $5 million, or 9%, of our net sales.

     We derived 24% of our 1999 revenue from our agreement with Schering-Plough under which we promote three Schering-Plough products.

TRADEMARKS, PATENTS AND PROPRIETARY RIGHTS

     Due to our branded product focus, we consider our trademarks valuable assets and actively manage our trademark portfolio, maintaining long-standing trademarks as well as obtaining trademark registrations for new brands. We police our trademark portfolio against infringement but there can be no assurance that these efforts will be successful or that we will have adequate remedies for any breach.

     We believe that licenses from certain of our strategic collaborators to patent rights relating to our products, as well as the technologies and processes used to formulate and manufacture these products, are important to our business. The success of these products may depend, in part, upon our ability and the ability of our strategic collaborators to protect these patent rights. There can be no assurance that we or our strategic collaborators will succeed in protecting these patent rights, or that any patents or licenses will (a) protect us against competitors with similar technologies, (b) not be infringed upon or designed around by others, (c) not be challenged by others and held to be invalid or unenforceable, or (d) not be terminated by a licensor pursuant to various terms in such licenses or due to any breach.

     We also rely on trade secrets and proprietary knowledge, which we generally seek to protect by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies. There can be no assurance, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known by competitors. In addition, there can be no assurance that the aforementioned persons will not claim rights to intellectual property arising out of their work.

COMPETITION

     The pharmaceutical industry is highly competitive. Our branded products are in competition with brands marketed by other pharmaceutical companies including large, fully integrated concerns with financial, marketing, legal and product development resources substantially greater than ours.

     Our branded pharmaceutical products are or may become subject to competition from generic equivalents. There is no proprietary protection for some of the branded products we sell. Generic substitutes for some of our branded products are sold by other pharmaceutical companies which claim that their products provide equivalent therapeutic benefits at a lower cost. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes. Increased competition from the sale of generic pharmaceutical products may cause a decrease in revenue from our branded products and could have a material adverse effect on our business, financial condition and results of operations.

     As the pharmaceutical industry is characterized by rapid product development and technological change, our pharmaceutical products could be rendered obsolete or made uneconomical by the development of new pharmaceuticals to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Our business, results of operations and financial condition could be materially adversely affected by any one or more of these developments. Our competitors may also be able to complete the regulatory process for new products before we are able to do so and, therefore, may begin to market their products in advance of our products. We believe that competition among both branded and generic pharmaceuticals aimed at the markets identified by us will be based on, among other things, product efficacy, safety, reliability, availability and price. There can be no assurance that developments by others will not render any product or technology we produce or may produce obsolete or otherwise non-competitive.

GOVERNMENT REGULATION

  FDA Requirements

     The research, development and commercial activities relating to branded and generic prescription pharmaceutical products are subject to extensive regulation by U.S. and foreign governmental authorities. Certain pharmaceutical products are subject to rigorous preclinical testing and clinical trials and to other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act and by comparable agencies in most foreign countries.

     The FDCA, the Public Health Act, the Controlled Substances Act, and other federal statutes and regulations govern or influence all aspects of our business. All pharmaceutical marketers are directly or indirectly (through third parties) subject to regulations that cover the manufacture, testing, storage, labeling, documentation/record keeping, approval, advertising, promotion, sale, warehousing, and distribution of pharmaceutical drug products. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunctive actions and criminal prosecutions. In addition, administrative or judicial actions can result in the recall of products, and the total or partial suspension of manufacture and/or distribution. The government can also refuse to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approvals of drugs in accordance with statutory due process procedures.

     FDA approval is required before any dosage form of any new unapproved drug, including a generic equivalent of a previously approved drug, can be marketed. We cannot make any assurances that approval for our products will be granted by the FDA on a timely basis, if at all. Even after approval is granted, we may be required to undertake further studies to provide additional data on safety. Also, FDA regulations require post-marketing reporting of adverse drug events of the drug product. The FDA may, at any time, take action to modify and restrict the drug's product labeling or withdraw approval of the product, should new information come to light about the safety of the drug product.

     Certain drugs are not considered by the FDA to be "new" drugs and fall outside of the typical FDA pre-marketing approval process. These drugs, referred to as "grandfathered" products, generally were in use prior to the enactment of the FDCA. Several of our products are being marketed in reliance upon their status as grandfathered drugs. In addition, we have identified grandfathered drugs as a potential source of opportunities to develop and launch new products. The FDA has expressed the view that all prescription drugs should ultimately be subject to pre-market clearance requirements. If the FDA adopts this stance it could potentially affect products currently, or proposed to be, marketed as grandfathered drugs. We cannot assure you that the FDA will not challenge the grandfathered status of drugs including those marketed by us.

     The FDA also regulates post-marketing advertising and promotional activities to assure that these activities are being conducted in conformity with statutory and regulatory requirements. Failure to adhere to these requirements can result in regulatory actions that could have an adverse effect on our business, results of operations, and financial condition.

     Manufacturers of marketed drugs must comply with current Good Manufacturing Practice regulations and other applicable laws and regulations required by the FDA, the Environmental Protection Agency and other regulatory agencies. Failure to do so could lead to sanctions, which may include an injunction suspending manufacturing, the seizure of drug products and the refusal to approve additional marketing applications. We rely and will in the future continue to rely upon third parties for the manufacture of our products. We seek to ensure that any third party with whom we contract for product manufacturing will comply with these regulations and laws. The FDA conducts periodic inspections to ensure compliance with these rules. However, there can be no assurance that any such third parties will be found to be in compliance with current standards. Any such non-compliance could result in a temporary or permanent interruption in the development and testing of our planned products or in the marketing of approved products, as well as increased costs. Non-compliance could have a material adverse effect on our business, results of operations and financial condition.

  Other Regulation

     The Prescription Drug Marketing Act, which amends various sections of the FDCA, imposes requirements and limitations upon drug sampling and prohibits states from licensing wholesale distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations of these and other provisions. Various sections of the PDMA are still being implemented by the FDA and the states. Nevertheless, if we or our distributors fail to comply with the requirements of the PDMA, such failure could have a material adverse effect on our business, results of operations and financial condition.

     Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels, including requiring that all pharmaceutical companies rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. We believe that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public or implementing price controls. We cannot predict the nature of such measures or their impact on our profitability.

     We are subject to federal, state and local laws of general applicability, such as laws regulating working conditions. In addition, we may be subject to some liability for compliance with environmental laws by third party manufacturers of our products. Compliance with such general laws and environmental laws is not expected to have a material effect on our earnings, cash requirements or competitive position in the foreseeable future. However, we cannot make any assurances that changes to, or compliance with such laws will not have a material effect on our earnings, cash requirements or competitive position.

     Products marketed outside of the United States that are manufactured in the United States are subject to certain FDA regulations, as well as regulation by the country in which the products are sold. While we do not currently have plans to market our products in other countries, we may do so from time to time.

MANUFACTURING AND SUPPLY

     We contract with third parties for our entire product manufacturing requirements and most of our products are manufactured by a single source. Accordingly, we are dependent upon our contract manufacturers to comply with regulatory requirements and to keep their facilities in good working order. To ensure such compliance we conduct quality assurance audits of the contract manufacturer's sites and batch records and other documents are examined to determine compliance with FDA requirements and our specifications. However, there can be no assurance that these contract manufacturers will be able to manufacture our products without interruption, that these suppliers will comply with their obligations under supply agreements with us, or that we will have adequate remedies for any breach. In the event a supplier suffers an event that would render it unable to manufacture our product requirements for a sustained period, the resulting delay could have a material adverse effect on us.

     The principal components used in our products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain components may be available only from sole-source suppliers. In addition, the FDA must approve suppliers of certain ingredients for our products. The development and regulatory approval of our products are dependent upon our ability to procure active ingredients and packaging materials from FDA approved sources. FDA approval of a new supplier would be required if, for example, active ingredients or such packaging materials were no longer available from the initially approved source. The qualification of a new supplier could potentially delay the manufacture of the drug involved. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds.

     Although we consider our sources of supply to be adequate, and to date, no significant difficulty has been encountered in obtaining product materials, there can be no assurance that we will continue to be able to obtain materials as required or at reasonable prices. An extended inability to obtain materials or significant price increases that cannot be passed on to customers could have a material adverse effect on us.

PRODUCT LIABILITY

     Product liability suits by consumers represent a continuing risk to firms in the pharmaceutical industry. Although we carry product liability insurance, we believe that no reasonable amount of insurance can fully protect against all such risks due to the inherent risks associated with the production of pharmaceuticals for human consumption. An increase in product liability claims or product recalls could harm our business.

SEASONALITY

     Our business, taken as a whole, is not materially affected by seasonal factors.

PERSONNEL

     As of December 31, 1999 we had 313 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in Dublin, Ireland. In addition our U.S. subsidiary, Warner Chilcott, Inc., leases approximately 24,000 square feet in Rockaway, New Jersey under a lease that expires in 2004.

ITEM 3.  LEGAL PROCEEDINGS

     On April 6, 1998 our Warner Chilcott, Inc. subsidiary was sued by Abbott Laboratories in the United States District Court for the Northern District of Illinois for an alleged patent infringement related to our ANDA filing for terazosin hydrochloride. Abbott markets terazosin hydrochloride under the brand name Hytrin(R). On August 28, 1998 the judge hearing a case Abbott had commenced against another terazosin hydrochloride ANDA applicant, Geneva Pharmaceuticals, Inc., granted summary judgement against Abbott. On September 9, 1998 we moved for partial summary judgement dismissing the action based on the summary judgement of the Geneva case. The court granted our motion and entered a final judgement in favor of us dismissing the action. Abbott appealed dismissal of both the Geneva action and our action to the U.S. Court of Appeals for the Federal Circuit. By judgement effective December 15, 1999, the Court of Appeals affirmed the District Court's judgement dismissing both actions. Abbott filed a petition for certiorari seeking review of the Court of Appeals decision in the Geneva case by the U.S. Supreme Court and on January 10, 2000, the Supreme Court denied Abbott's petition for certiorari. Under the Supreme Court's rules, Abbott has until March 15, 2000 to file a petition for certiorari in their case against us. However, it is unlikely that Abbott will do so, and in light of the Supreme Court's denial of certiorari in the Geneva case, it is extremely unlikely that any such petition would be granted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our American Depositary Shares "ADSs", representing Ordinary Shares, have been traded on the Nasdaq National Market since August 1997 (Symbol: WCRX). None of our securities are traded in any other market, domestic or foreign. The following table sets forth, for the periods indicated, the high and low sale prices for our ADSs as reported by Nasdaq.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1998:
  First Quarter.............................................   12 1/2    9 1/2
  Second Quarter............................................   13        9 1/8
  Third Quarter.............................................   11 5/8    5 1/2
  Fourth Quarter............................................   10 9/16   5 3/8
1999:
  First Quarter.............................................    9 3/4    4 3/4
  Second Quarter............................................    9        4 1/2
  Third Quarter.............................................    8 7/8    6 5/8
  Fourth Quarter............................................   10 1/4    7
2000:
  First Quarter (through March 9, 2000).....................   18        8 3/8

     There were approximately 40 shareholders of record at December 31, 1999. We have not paid cash dividends on our ADSs and do not intend to do so in the foreseeable future.

TAXATION AND EXCHANGE CONTROLS

  U.S. Federal Income Tax Treatment of Warner Chilcott

     Under the income tax treaty currently in effect between the United States and Ireland, we will not be subject to U.S. Federal income tax (other than withholding tax imposed on U.S. source dividends and certain interest) unless we engage in a trade or business in the United States through a permanent establishment in the United States. Ownership of our U.S. subsidiaries does not, in itself, constitute a permanent establishment. We expect to be able to conduct our activities in a manner that will not result in us being considered to be engaged in a trade or business or to have a permanent establishment in the United States. Warner Chilcott, Inc., our U.S. subsidiary, is subject to U.S. taxation as a U.S. corporation.

  U.S. Federal Income Tax Consequences to United States Shareholders

     Holders of our ADSs will be treated as the owners of the underlying Ordinary Shares for U.S. Federal income tax purposes. Dividends paid by us, if any, will not qualify for the dividends received deduction otherwise available to U.S. corporate shareholders.

  Irish Taxation

     We are a public limited company incorporated and resident in Ireland. A company is regarded as resident in Ireland for tax purposes if it is centrally managed and controlled in Ireland or, in certain circumstances, if it is incorporated in Ireland.

     The standard rate of taxation in Ireland on a company's profits in 1999 was 28%. However, the first IRL100,000 of profits in 1999 of a company or, where a company is part of a group of companies, of such group were subject to taxation at a lower rate of 25%. With effect from January 1, 2000, the standard rate of taxation has been reduced to 24% for trading income, while passive income is taxable at 25%. The 25% rate will continue to apply for passive income, while for trading income the following rates have been legislated for:

YEAR                                                    RATE
----                                                    ----
2001..................................................  20.0%
2002..................................................  16.0%
2003 et seq. .........................................  12.5%

     Certain taxation reliefs are available to companies which meet specific qualifying criteria. The Company intends to take advantage of such reliefs where possible. Reliefs, which may be available to the Company, are Patent Exemption and Manufacturing Relief.

  Irish Exchange Controls

     Irish exchange control regulations ceased to apply effective December 31, 1992. Except in certain exceptional circumstances, there are no restrictions on non-residents of Ireland dealing in domestic securities, which includes shares or depositary receipts of Irish companies such as Warner Chilcott. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities.

     The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to make provision for the restriction of financial transfers between Ireland and other countries. We do not anticipate that Irish exchange controls or regulations under the Financial Transfers Act, 1992 will have a material effect on our business, results of operations and financial condition or will impose any material limitations on the acquisition or disposal of ADSs by any investor (including a U.S. investor).

     There are no restrictions under our Articles of Association, or under Irish Law that limit the right of non-resident or foreign owners to hold or vote the Ordinary Shares.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below is selected consolidated financial data of Warner Chilcott Public Limited Company and its subsidiaries at the dates and for the years indicated. The selected consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the selected balance sheet data as of December 31, 1999 and 1998 were derived from the historical financial statements of Warner Chilcott Public Limited Company and its subsidiaries that were audited by KPMG LLP and appear elsewhere in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 1997 was derived from the historical financial statements of Warner Chilcott that were audited by KPMG Chartered Accountants and appear elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1996 and 1995 and the selected balance sheet data as of December 31, 1997, 1996 and 1995 were derived from audited historical statements of Warner Chilcott that do not appear elsewhere in this Form 10-K.

     The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

                                                     YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                    1999          1998          1997         1996         1995
                                 -----------   -----------   ----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues(1)....................  $    74,035   $    64,894   $   75,827   $   62,734   $       48
Costs and expenses
  Cost of goods sold...........       27,704        34,230       62,863       53,367           --
  Selling, general and
     administrative............       46,409        41,709       23,618       10,373        1,934
  Depreciation and
     amortization..............        5,520         5,621        5,458        3,419           14
  Research and development.....        3,100         3,241        6,526       10,915        7,434
  One-time charge -- acquired
     in-process research and
     development(2)............           --            --           --       16,000           --
                                 -----------   -----------   ----------   ----------   ----------
Total costs and expenses.......       82,733        84,801       98,465       94,074        9,382
                                 -----------   -----------   ----------   ----------   ----------
Operating loss.................       (8,698)      (19,907)     (22,638)     (31,340)      (9,334)
Net interest income
  (expense)....................         (747)         (390)      (5,736)      (7,999)       1,560
Gain on sale of assets(3)......        2,744            --           --           --           --
                                 -----------   -----------   ----------   ----------   ----------
Net loss.......................  $    (6,701)  $   (20,297)  $  (28,374)  $  (39,339)  $   (7,774)
                                 ===========   ===========   ==========   ==========   ==========
Net loss per ordinary
  share(4).....................  $     (0.54)  $     (1.64)  $    (3.39)  $    (9.62)  $    (3.17)
                                 ===========   ===========   ==========   ==========   ==========
Weighted average ordinary
  shares outstanding(4)........   12,367,706    12,366,808    8,359,623    4,087,210    2,454,710
                                 ===========   ===========   ==========   ==========   ==========

                                                          AT DECEMBER 31,
                                   --------------------------------------------------------------
                                     1999        1998           1997            1996       1995
                                   --------    --------    ---------------    --------    -------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........  $ 50,954    $ 43,133       $ 52,786        $  2,663    $21,055
Working capital..................    56,516      58,901         51,770          10,498     20,107
Total assets.....................   132,462     157,017        171,737         123,668     21,575
Working capital debt.............    12,098      20,393         14,511          18,200         --
Long-term debt...................    10,476       8,897          7,902          53,204         --
Shareholders' equity.............  $ 98,984    $104,943       $124,646        $ 28,183    $20,366
                                   ========    ========       ========        ========    =======

---------------
(1) The increase in revenue from 1995 to 1996 reflects our acquisition, in March 1996, of the Warner Chilcott division from Warner-Lambert Company.

(2) Represents the write-off of acquired in-process research and development related to the acquisition of the Warner Chilcott division.

(3) Represents the gain on the sale of our Vectrin(R) branded minocycline product in September 1999.

(4) Net loss per ordinary share is based on the weighted average number of outstanding ordinary shares. We have adopted the provisions of SFAS 128 "Earnings per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, appearing in Item 8. See "Risk Factors" for trends and uncertainties known to us that could cause reported financial information to differ materially from future results.

OVERVIEW

     Warner Chilcott is a developer and marketer of branded prescription pharmaceutical products in the United States. Our primary areas of focus are the large and growing women's health and urology therapeutic categories. We also maintain a presence in the cardiology and dermatology categories. Through our national sales force of over 260 representatives, we market branded pharmaceutical products directly to physician specialists including obstetrician/gynecologists, urologists, cardiologists and high-prescribing general/family practitioners across the country. Our key strengths are brand management, target marketing and sales execution. We have an experienced management team with significant pharmaceutical industry expertise, specifically in the marketing of prescription pharmaceutical brands.

     An important part of our business strategy is to acquire established branded pharmaceutical products and to increase their sales through enhanced promotion aimed and delivered to carefully selected physicians. We also create value by internally developing other branded products as well as product line extensions for our existing products such as new formulations, dosages or new indications. Line extensions are particularly valuable to us because they may provide our products with unique and proprietary benefits that would give rise to advantages in comparison with current or potentially competitive products. In addition, during 1999 we marketed and promoted products on behalf of Schering-Plough Corporation and Bristol-Myers Squibb Company, two of the world's leading pharmaceutical companies.

     As part of our plan to focus on branded products, in the second quarter of 1997 we launched Vectrin(R) and LoCholest(R) and acquired a number of branded products from Warner-Lambert including Pyridium(R), Doryx(R) and Eryc(R). In December 1997, we launched NataFort(R). In July 1998, we entered into an agreement with Schering-Plough Corporation under which we began promoting two of Schering-Plough's cardiovascular products, Imdur(R) and K-Dur(R). The Schering-Plough agreement was modified in 1999 and we currently promote three products for Schering-Plough, K-Dur(R), Nitro-Dur(R) and Lotrisone(R). In February of 1999, we entered into an agreement with Bristol-Myers Squibb under which we promoted two Bristol-Myers Squibb products, Estrace(R) cream, an estrogen replacement product, and Ovcon(R) 35, an oral contraceptive. On February 15, 2000 we purchased the Estrace(R) cream and Ovcon(R) 35 products from Bristol-Myers Squibb together with another oral contraceptive, Ovcon(R) 50, for an aggregate $180.0 million. Also in 1999, we launched Pyridium(R) Plus and NataChew(TM), line extensions of two of our existing branded products.

     As a result of our efforts to expand our branded product sales, gross margins improved from 17.1% for the year ended December 31, 1997 to 28.5% for the year ended December 31, 1998, and to 43.0% for the year ended December 31, 1999. Branded products generally generate significantly higher gross margins than generic products.

     During the period from 1997 to the present, as part of our strategic plan, we invested heavily in building our sales force. As a result, our selling, general and administrative expenses increased significantly as a percentage of our revenues. We began to build our sales force in early 1997 and ended that year with 175 professionals. By the end of 1998 we had over 260 sales representatives, and we ended 1999 with a sales force similar in size.

RECENT DEVELOPMENT

     On February 15, 2000 we completed the acquisition of three branded pharmaceutical products from Bristol-Myers Squibb Company for a total purchase price of $180.0 million. The acquired products were: Estrace(R) cream, an estrogen replacement therapy product, and Ovcon(R) 35 and Ovcon(R) 50, two oral contraceptives. We financed the acquisition of the three products through the sale on February 15, 2000 of $200.0 million of 12 5/8% Senior Notes due 2008.

     We have been promoting Estrace(R) cream and Ovcon(R) 35 since March 1999 under a promotion agreement with Bristol-Myers Squibb. As a result, we do not expect to increase the size of our sales force, marketing or administrative groups to support the acquisition of these brands.

RESULTS OF OPERATIONS

  Years Ended December 31, 1999 and 1998

     Total revenue for the year ended December 31, 1999 was $74.0 million compared to $64.9 million for the year ended December 31, 1998, an increase of $9.1 million or 14.1%. The increase in revenue was comprised of an $18.3 million increase in branded product sales and an $8.4 million increase in market alliance and other revenue, offset by a decline in generic product sales of $17.6 million.

     Sales of branded products more than doubled to $34.8 million as compared to $16.4 million in 1998. NataFort(R) and Doryx(R) sales increased significantly over the prior year. The launch of two branded products during 1999, Pyridium(R) Plus and NataChew(TM) also contributed to the improved branded product sales. Although we sold Vectrin(R) in September 1999 and recorded less than nine month's sales, Vectrin(R) sales in the year ended December 31, 1999 were comparable with the full year's sales recorded in 1998. Generic product sales of $13.8 million decreased $17.6 million, or 56.2%, from $31.4 million in 1998 as we continued our planned exit from this low-margin business.

     Gross profit on product sales increased $7.3 million to $20.9 million from $13.6 million in 1998 due to a significant improvement in gross profit margin. Gross profit margin on product sales was 43.0% in 1999 as compared to 28.5% in 1998. This improvement reflects our expanded branded product portfolio, increased branded product sales and the planned decline in lower-margin generic product activities.

     Marketing alliance and other revenue of $25.4 million increased $8.4 million, or 49.3%, from $17.0 million in 1998. Part of this increase was the result of us licensing our rights to an extended-release nifedipine product to Elan in exchange for $7.0 million of payments in 1999. We may receive additional milestone and royalty payments under the nifedipine license agreement if the FDA approves the product. Revenue earned under our promotion agreement with Schering-Plough increased in 1999 as compared to 1998. However, we began promoting products for Schering-Plough in the third quarter of 1998 and, therefore, earned royalties from this activity for only half of 1998 compared to a full year in 1999. Also contributing to the overall increase in marketing alliance and other revenue were royalty/milestone revenues generated in connection with our sale of the Vectrin(R) product line in September 1999. These increases were slightly offset by a decline in royalty revenue we earned associated with a product called IS5MN. We licensed our rights to this product to Elan in late 1998 and terminated the agreement in early 1999 as significant generic competition reduced the value of the agreement to a nominal amount.

     Selling, general and administrative expenses increased $4.7 million, or 11.3%, to $46.4 million as compared to $41.7 million in 1998. Costs related to the expansion of our sales force from an average of 155 representatives in 1998 to over 260 in 1999 were the main factor contributing to the increased spending level over 1998. Advertising and promotion expenses increased $0.4 million due to marketing efforts for two products launched in 1999, Pyridium(R)Plus and NataChew(TM), substantially offset by decreased promotion for our existing products. General and administrative expenses in 1999 were consistent with 1998. Increased spending to strengthen our administrative staff was offset by decreased consulting and outside service costs. A major factor in the decline of legal costs in 1999 compared with 1998 was the reduction in legal fees related to litigation of a patent claim associated with the extended-release nifedipine product. We licensed our rights to the nifedipine product to Elan in the first quarter of 1999 and were not responsible for litigation costs thereafter.

     Research and development costs of $3.1 million were consistent with 1998 as we continued to focus on development projects with near-term revenue potential and relatively low funding requirements including, for example, line extensions of our branded products. Interest income of $2.3 million declined $0.4 million due to slightly lower investment results. Overall interest expense of $3.0 was consistent with 1998. Increased interest costs related to our senior subordinated discount notes were offset by decreased interest costs related to our working capital credit facility. Our average borrowings under our credit facility declined compared with 1998 due to increased working capital efficiency and the proceeds from the sale of the Vectrin(R) product assets in September 1999.

     In September 1999 we recognized a gain of $2.7 million on the sale of our Vectrin(R) minocycline HCL product line. At closing, we received $11.0 million of cash in exchange for all the tangible and intangible assets associated with the Vectrin(R) brand including inventory, samples and the related abbreviated new drug application (ANDA). Under terms of the agreement, we also received rights to possible royalty and milestone payments. Beginning in the fourth quarter of 1999 we began to earn both royalties and milestone payments and those amounts are included under the caption "Marketing alliance and other revenue".

     The net loss for the year ended December 31, 1999 decreased $13.6 million to $6.7 million as compared to $20.3 million for the prior year. Improved gross profit on product sales, increased marketing alliance and other revenue and the gain recognized on the sale of the Vectrin(R) product line significantly exceeded the increase in field selling costs. Basic and diluted loss per ordinary share for the year decreased to ($0.54) from ($1.64) on a similar number of shares outstanding.

  Years Ended December 31, 1998 and 1997

     Our total revenue for the year ended December 31, 1998 declined 14.4% to $64.9 million from $75.8 million for the year ended December 31, 1997. Our sales of branded products during the year increased 97.5% to $16.4 million from $8.3 million for the prior year. This increase was due to our launch of NataFort(R) and increased sales of both Vectrin(R) and Doryx(R) partly offset by a decline in sales of LoCholest(R). We began selling NataFort(R) in December 1997; however, meaningful sales of the product began in the first quarter of 1998. We de-emphasized LoCholest(R) in mid 1998 in anticipation of the promotion agreement with Schering-Plough. Sales of non-differentiated generic products during 1998 declined $36.1 million or 53.5% to $31.4 million due to the out-licensing of our generic minocycline product to Barr Laboratories beginning in the fourth quarter of 1997 and decreased emphasis on generic products in favor of our branded offerings.

     We generated gross profit on product sales of $13.6 million for the year ended December 31, 1998 as compared to $13.0 million for the year 1997. Our gross margin for branded and generic products sales increased from 17.1% to 28.5% during the year ended December 31, 1998. Our improved gross margins reflect our increased focus on higher-margin branded products and this improvement would have been greater if not for unfavorable inventory adjustments associated with our non-differentiated generic business and returns of short-dated branded goods during the year.

     Revenues from marketing alliances totaled $17.0 million for the year and included revenues from the promotion of Imdur(R) and K-Dur(R) for Schering-Plough, earnings from our license of rights to IS5MN and royalties on sales of generic minocycline under an agreement with Barr Laboratories. Revenues from the marketing alliance with Schering-Plough for Imdur(R) were negatively impacted during the fourth quarter of 1998 due to generic product competition. This generic competition also affected the royalties the Company earned on sales of IS5MN.

     Selling, general and administrative expenses totaled $41.7 million for the year compared to $23.6 million in 1997, an increase of 76.6%. The most significant factor contributing to the increase was the expansion of our sales force. The sales force averaged 155 sales representatives in 1998 compared with less than 40 in 1997. Advertising and promotion expenses increased by $0.5 million as we aggressively promoted three products during 1998 and only two during 1997. General and administrative expenses increased by $3.5 million compared with the prior year, $1.7 million related to additions made to strengthen the administrative staff and $1.7 million due to significant increases in legal costs related to litigation of our FDA filings for two complex generic products, an extended-release nifedipine product and terazosin.

     Research and development expenses for the year were down from $6.5 million in 1997 to $3.2 million in 1998. Our R&D strategy shifted in mid 1997 to focus on development projects with near-term revenue potential and relatively low funding requirements including, for example, line extensions of our branded products.

     Interest income increased from $1.5 million in 1997 to $2.6 million in 1998 due to the interest income earned on the net proceeds from our IPO and related financings in August of 1997. Interest expense in the year decreased to $3.0 million as compared to $7.3 million in 1997. This favorable result reflects the exchange and conversion of $49.5 million of senior subordinated discount notes into ordinary shares in June 1997.

     The net result of the factors outlined above was that the net loss for the year ended December 31, 1998 decreased by 28.5% to $20.3 million as compared to a net loss of $28.4 million for the year 1997. Increased sales of branded products combined with revenue from marketing alliances more than offset the increased costs of our sales force and increased administrative expense. Basic and diluted loss per ordinary share for the year decreased to ($1.64) on 12.4 million shares from ($3.39) on 8.4 million shares. The increase in the weighted average ordinary shares outstanding reflects the issuance of ordinary shares in connection with our initial public offering in August 1997 and related financings, and the exchange and conversion of senior subordinated discount notes for ordinary shares.

LIQUIDITY AND CAPITAL RESOURCES

     We were able to improve our liquidity over the course of 1999. We ended the year 1999 with more cash and cash equivalents, $51.0 million compared with $43.1 million, and less debt, $22.6 million compared with $29.3 million, than we had as of December 31, 1998. Major contributors to the improvement included a significant reduction of our investment in working capital and the sale of the Vectrin(R) branded minocycline product in September 1999. Our cash outflow from operations (net loss plus depreciation and amortization) was $1.2 million as compared with $14.7 million in 1998, a significant improvement. As we continued to wind down our low-margin generic activities, our working capital requirements decreased dramatically. Branded product sales have significantly lower cost of goods, and therefore lesser inventory investment, and are sold under more favorable terms that result in a lesser investment in accounts receivable.

     Accounts receivable declined $6.5 million from the balance at year-end 1998 to $11.5 million due to the shift in the mix of sales from generic to branded products outlined above and a decrease in the amount receivable under the Schering-Plough promotion agreement. Revenue earned under the Schering-Plough agreement is paid quarterly in arrears. Revenue earned in the fourth quarter 1998 was significantly larger than was earned in the same period of 1999. Inventory declined $9.1 million from $13.1 million at year-end 1998 to $4.0 million at year-end 1999. Generic product inventory is more costly as a percentage of sales than that of our branded products and, due to our product mix shift, our investment in inventory dropped considerably. The sale of Vectrin(R) in September 1999 also contributed to the decrease in inventory as all inventory of Vectrin(R) was transferred to Medicis in connection with the sale.

     The reduction in prepaid expenses and other current assets from year-end 1998 was primarily the result of our licensing our rights to IS5MN-PM to Elan early in 1999. Included in prepaid expenses at December 31, 1998 was $4.5 million that represented our development commitment to the IS5MN-PM project. A corresponding amount was included as a liability under the caption "Due to Elan Corporation, plc and subsidiaries". In connection with the licensing of the IS5MN-PM rights back to Elan, the prepaid amount and the related liability were eliminated. In addition, inventory of samples used in the promotion of our branded products are carried as prepaid expense items. A more rapid turnover of our sample inventory and the sale of Vectrin(R) also contributed to the drop in prepaid expense and other current assets.

     Accounts payable declined from $8.8 million at December 31, 1998 to $3.2 million at December 31, 1999 due to the decreased investment in generic inventory discussed above and timing of certain inventory purchases. The amount due to Elan decreased as the remaining development obligation for IS5MN-PM discussed above and other amounts were settled with Elan early in 1999. Accrued liabilities of $7.4 million rose $1.2 million due to an increase in incentive accruals for our expanded sales force and administrative staff, offset in part by a reduction in certain purchase accruals. These factors resulted in a decline in current liabilities of $11.9 million to $10.9 million at year-end 1999.

     The outstanding balance under our working capital credit facility declined $8.3 million to $12.1 million at year-end 1999. We entered into this $30.0 million facility agreement on March 30, 1998 with a syndicate of banks, led by PNC Business Credit, to fund a portion of our investment in inventories and accounts receivable. Credit availability under the PNC facility is based on the balances of certain inventory, accounts receivable and other assets of Warner Chilcott, Inc., our wholly-owned United States operating subsidiary. As of December 31, 1999 we had an additional $8.6 million of borrowing capacity available under the facility.

     During 1999 we elected to satisfy two semi-annual interest installments on our senior subordinated discount notes by issuing additional notes in lieu of cash. The interest installments due April 30, 1999 and October 31, 1999 amounted to $0.8 million each.

     On February 15, 2000 we acquired the Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50 products from Bristol-Myers Squibb for $180.0 million. In connection with the acquisition, on that date we sold $200.0 million of 12 5/8% senior notes due 2008 at a discount to yield 13%. Net proceeds from the issuance of the senior notes, after estimated transaction expenses, were approximately $186.3 million. As a requirement of the senior note transaction, on February 14, 2000 we prepaid all $10.5 million of the outstanding senior subordinated discount notes. We also modified our working capital credit facility to reduce the maximum amount available to $10.0 million. We intend to use our working capital credit facility to fund periodic fluctuations in our funding requirements, and amounts outstanding are expected to be modest and outstanding for short periods of time.

     We posted a loss for the year ended December 31, 1999. With the February 2000 acquisition of the Estrace(R) cream and Ovcon(R) brands, we expect to be cash flow positive from operations and to achieve profitability for the year 2000. We intend to fund our liquidity needs through a combination of our cash flow from operations, cash balances on hand and availability under our working capital credit facility. We believe that these sources will be sufficient to fund our anticipated working capital needs for the foreseeable future. However, in the event that we make significant future acquisitions, we may be required to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1999 we had available net operating loss carryforwards for United States Federal income tax reporting purposes of approximately $62 million which begins expiring in 2011. At December 31, 1999 we had net operating loss carryforwards for state income tax reporting purposes of approximately $40 million which expire at various dates. Ultimate utilization or availability of such net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. We did not pay any Federal income taxes in 1999, 1998 or 1997.

INFLATION

     Inflation had no material impact on our operations during the year ended December 31, 1999.

YEAR 2000

     Our internal business critical systems and applications were updated for Year 2000 compliance. We rely on third party vendors to manufacture our products, as well as vendors to perform additional functions including, but not limited to, warehousing, distribution, billing services and market research. Prior to December 31, 1999 all of our critical vendors informed us that they were Year 2000 compliant. We did not experience any problems with our internal business critical systems and applications nor, are we aware of any continuing Year 2000 problems affecting our critical vendors.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, becomes effective for our financial statements beginning January 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. We do not expect the adoption of this Statement to have a material impact on our financial statements.

     In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires a company to follow its guidance not later than the first quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principle. We do not expect adoption of this standard to have a material impact on our financial statements.

RISK FACTORS

     Following is a discussion of some of the risks and historical facts that should be considered when evaluating our current and future results. This discussion is not intended to include all risks and historical facts that could produce adverse results.

     We have a history of operating losses. Operating losses have been posted since the formation of the Company in 1992. As of December 31, 1999 the Company's accumulated deficit was $110.3 million. Our ability to achieve profitability will depend upon, among other things, the success of our branded product portfolio, including the Estrace(R) cream and Ovcon(R) brands acquired in February 2000, and the continuation of our marketing alliance with Schering-Plough.

     With the issuance of the $200.0 million face amount of 12 5/8% senior notes on February 15, 2000 we have a significant amount of indebtedness. Our substantial indebtedness could limit our ability to raise additional funding needed to execute our growth strategy. Although we may seek additional funding through the public or private capital markets, there can be no assurance that any such funding will be available to us, if needed. Our ability to pay principal and interest on our indebtedness depends on our financial and operating performance, each of which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

     Intense competition exists within the pharmaceutical industry. Many companies, some with greater financial, marketing and development capabilities than Warner Chilcott, are engaged in developing, marketing and selling products that compete with the products offered by us. Other products now in use or under development by others may be more effective or have fewer side effects than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than us. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of our products. Product developments by others may render one or more of our products obsolete or otherwise noncompetitive.

     The clinical development, manufacture, marketing and sale of pharmaceutical products is subject to extensive federal, state and local regulation in the United States and similar regulation outside the United States. FDA approval is required before most drug products can be marketed. FDA filings can be time consuming and expensive without assurance that the results will be adequate to justify approval. There can be substantial delays in the process, including the need to provide additional data. There can be no assurance that approvals for filings already made by us, or to be made in the future, can be obtained in a timely manner, if at all, or that the regulatory requirements for any such proposed products can be met. In addition, new regulations may adversely affect our operations or competitive position in the future.

     The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Continued consolidation of either wholesale distributors or retail pharmacies may adversely effect our operations.

     We depend on third parties for the manufacture of our products, including the Estrace(R) cream and Ovcon(R) brands acquired in February 2000. Currently we do not possess the facilities or resources needed for these activities. Our strategy for development, commercialization and manufacturing of certain of our products entails entering into various arrangements with corporate collaborators, licensors and others. If any of our corporate collaborators were unable to satisfy their contractual obligations to us, there can be no assurance that we would be able to negotiate similar arrangements with other third parties.

     Many of the principal components of our products are available only from single source suppliers. There can be no assurance that we will establish or, if established, maintain good relationships with such suppliers or that such suppliers will continue to exist or be able to supply ingredients in conformity with regulatory requirements.

     We are engaged in the manufacture and marketing of products that may give rise to the development of certain legal actions and proceedings. We carry product liability insurance and umbrella liability insurance. There can be no assurance that this coverage is adequate to cover potential liability claims or that additional insurance coverage will be available in the future if we manufacture and market new products. Our financial condition and results of operations could be materially adversely affected by the unfavorable outcome of legal actions and proceedings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our exposure in market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. and state government debt, foreign government/agency guaranteed debt, bank deposits and certificates of deposit, and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in the shorter-end of the maturity spectrum, and at December 31, 1999 100% of such holdings matured in one year or less.

     We financed the February 2000 acquisition of the Bristol-Myers Squibb products through the sale of senior notes by our Warner Chilcott, Inc. subsidiary. On February 15, 2000 Warner Chilcott, Inc. issued $200 million of 12 5/8% senior notes due 2008 at a discount of $3.7 million to yield 13%. Interest payments on the senior notes are due semi-annually in arrears on each February 15th and August 15th beginning August 15, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Warner Chilcott's financial statements and schedule at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 and the Independent Auditors' Reports thereon are included below.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
WARNER CHILCOTT PUBLIC LIMITED COMPANY
Audited Consolidated Financial Statements:
Independent Auditors' Report................................   25
Statement of Independent Chartered Accountants..............   26
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   27
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................   28
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........   29
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................   30
  Notes to Consolidated Financial Statements................   31
Financial Statement Schedule:
  Valuation and Qualifying Accounts.........................   47

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Warner Chilcott Public Limited Company

     We have audited the accompanying consolidated balance sheets of Warner Chilcott Public Limited Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warner Chilcott Public Limited Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Short Hills, New Jersey
February 22, 2000

                 STATEMENT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the Directors and Shareholders of
Warner Chilcott Public Limited Company

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Warner Chilcott Public Limited Company and subsidiaries for the year ended December 31, 1997. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Warner Chilcott Public Limited Company and subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also in our opinion, based on our audit, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG
Chartered Accountants
Dublin, Ireland
February 24, 1998

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
ASSETS
  Current Assets:
     Cash and cash equivalents..............................  $  50,954    $ 43,133
     Accounts receivable, net...............................     11,526      18,050
     Inventories............................................      4,025      13,099
     Prepaid expense and other assets.......................        915       7,403
                                                              ---------    --------
          Total current assets..............................     67,420      81,685
                                                              ---------    --------
  Fixed Assets:
     Equipment, furniture and fixtures, net.................      1,177       1,076
  Intangible assets, net....................................     63,865      74,256
                                                              ---------    --------
          Total assets......................................  $ 132,462    $157,017
                                                              =========    ========
LIABILITIES
  Current Liabilities:
     Accounts payable.......................................  $   3,204    $  8,833
     Accrued liabilities....................................      7,438       6,254
     Due to Elan Corporation, plc and subsidiaries..........        262       7,697
                                                              ---------    --------
          Total current liabilities.........................     10,904      22,784
                                                              ---------    --------
  Other Liabilities:
     Working capital facility...............................     12,098      20,393
     Long-term debt.........................................     10,476       8,897
                                                              ---------    --------
          Total liabilities.................................     33,478      52,074
                                                              ---------    --------
SHAREHOLDERS' EQUITY
  Ordinary Shares, par value $.05 per share; 50,000,000
     shares authorized, 12,377,034 shares issued and
     outstanding at December 31, 1999, and 12,366,808 issued
     and outstanding at December 31, 1998...................        619         618
  Deferred Shares, par value IR [pound sterling] 1 per share;
     30,000 shares authorized, 30,000 shares issued and
     outstanding at December 31, 1999 and December 31,
     1998....................................................        45          45
  Additional paid-in capital................................    209,062     208,939
  Accumulated deficit.......................................   (110,279)   (103,578)
  Deferred compensation.....................................       (463)     (1,081)
                                                              ---------    --------
          Total shareholders' equity........................     98,984     104,943
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $ 132,462    $157,017
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999           1998           1997
                                                       -----------    -----------    ----------
REVENUES
  Branded product sales..............................  $    34,813    $    16,440    $    8,322
  Generic product sales..............................       13,767         31,405        67,505
  Marketing alliance and other revenue...............       25,455         17,049            --
                                                       -----------    -----------    ----------
          Total revenues.............................       74,035         64,894        75,827
                                                       -----------    -----------    ----------
OPERATING EXPENSES
  Cost of goods sold.................................       27,704         34,230        62,863
  Selling, general and administrative................       46,409         41,709        23,618
  Depreciation and amortization......................        5,520          5,621         5,458
  Research and development...........................        3,100          3,241         6,526
                                                       -----------    -----------    ----------
          Total operating expenses...................       82,733         84,801        98,465
                                                       -----------    -----------    ----------
OPERATING LOSS.......................................       (8,698)       (19,907)      (22,638)
                                                       -----------    -----------    ----------
OTHER INCOME (EXPENSE)
  Interest income....................................        2,264          2,622         1,524
  Interest expense...................................       (3,011)        (3,012)       (7,260)
  Gain on sale of assets.............................        2,744             --            --
                                                       -----------    -----------    ----------
          Total other income (expense)...............        1,997           (390)       (5,736)
                                                       -----------    -----------    ----------
LOSS BEFORE TAXES....................................       (6,701)       (20,297)      (28,374)
                                                       -----------    -----------    ----------
Income taxes.........................................           --             --            --
                                                       -----------    -----------    ----------
NET LOSS.............................................  $    (6,701)   $   (20,297)   $  (28,374)
                                                       ===========    ===========    ==========
Net loss per ordinary share
  Basic and Diluted..................................  $     (0.54)   $     (1.64)   $    (3.39)
                                                       ===========    ===========    ==========
Weighted average ordinary shares outstanding.........   12,367,706     12,366,808     8,359,623
                                                       ===========    ===========    ==========

          See accompanying notes to consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                            DEFERRED   ADDITIONAL
                                     NUMBER OF     SHARE     SHARE      PAID-IN     ACCUMULATED     DEFERRED
                                       SHARES     CAPITAL   CAPITAL     CAPITAL       DEFICIT     COMPENSATION    TOTAL
                                     ----------   -------   --------   ----------   -----------   ------------   --------
BALANCE AT DECEMBER 31, 1996.......   4,764,563    $238       $45       $ 82,807     $ (54,907)     $    --      $ 28,183
  Stock issued for cash............   4,775,000     239        --         82,267            --           --        82,506
  Issue expenses...................          --      --        --         (7,918)           --           --        (7,918)
  Conversion of senior subordinated
    notes into ordinary shares.....   2,827,245     141        --         49,336            --           --        49,477
  Stock compensation...............          --      --        --          2,470            --       (2,470)           --
  Stock compensation expense.......          --      --        --             --            --          772           772
  Net loss.........................          --      --        --             --       (28,374)          --       (28,374)
                                     ----------    ----       ---       --------     ---------      -------      --------
BALANCE AT DECEMBER 31, 1997.......  12,366,808     618        45        208,962       (83,281)      (1,698)      124,646
  Issue expenses...................          --      --        --            (23)           --           --           (23)
  Stock compensation expense.......          --      --        --             --            --          617           617
  Net loss.........................          --      --        --             --       (20,297)          --       (20,297)
                                     ----------    ----       ---       --------     ---------      -------      --------
BALANCE AT DECEMBER 31, 1998.......  12,366,808    $618       $45       $208,939     $(103,578)     $(1,081)     $104,943
  Stock option/warrant exercises
    and miscellaneous capital......      10,226       1        --             39            --           --            40
  Stock compensation expense.......          --      --        --             84            --          618           702
  Net loss.........................          --      --        --             --        (6,701)          --        (6,701)
                                     ----------    ----       ---       --------     ---------      -------      --------
BALANCE AT DECEMBER 31, 1999.......  12,377,034    $619       $45       $209,062     $(110,279)     $  (463)     $ 98,984
                                     ==========    ====       ===       ========     =========      =======      ========

          See accompanying notes to consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $ (6,701)   $(20,297)   $(28,374)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
     Depreciation and amortization.........................     5,520       5,621       5,458
     Accretion of loan discount............................        --         995       4,174
     Deferred financing cost write-off.....................        --          --       1,069
     Stock compensation expense............................       702         617         772
     (Gain) loss on sale of assets.........................    (2,744)         --          98
     Notes issued in lieu of cash interest payments........     1,579          --          --
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, prepaid
          expense and other assets.........................    12,562      (3,455)     (1,326)
       Decrease in inventories.............................     6,396       3,076       7,125
       (Decrease) increase in accounts payable and accrued
          liabilities......................................    (4,445)     (4,324)      5,327
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................    12,869     (17,767)     (5,677)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets.............................    11,000          --       1,168
  Purchase of intangible assets............................        --          --     (12,389)
  Purchase of fixed assets.................................      (358)       (175)       (495)
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................    10,642        (175)    (11,716)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Working capital facility (repayment) proceeds, net.......    (8,295)     20,393          --
  Short-term debt repayment................................        --     (14,511)     (2,343)
  (Repayment) proceeds -- Elan Corporation, plc............    (7,435)      2,430      (4,729)
  Net proceeds from issuance of share capital..............        40         (23)     74,588
                                                             --------    --------    --------
          Net cash (used in) provided by financing
            activities.....................................   (15,690)      8,289      67,516
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......     7,821      (9,653)     50,123
  Cash and cash equivalents, beginning of year.............    43,133      52,786       2,663
                                                             --------    --------    --------
  Cash and cash equivalents, end of year...................  $ 50,954    $ 43,133    $ 52,786
                                                             ========    ========    ========
  Cash paid for interest...................................  $  1,328    $  1,542    $  1,395
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

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

     The Company is engaged in the development, marketing, sale and distribution of branded prescription pharmaceutical products in the United States. Warner Chilcott's primary focus is the women's health care market, with a continued presence in the cardiology and dermatology markets. All of the Company's branded products are promoted by the Company's sales force. The Company manages and operates its business as one segment and the majority of its operating revenues were generated in the United States.

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

  (c) Financial instruments

     The Company considers all liquid interest-earning investments with original maturities of ninety days or less to be cash equivalents. Investments with maturities between ninety days and one year are considered short-term investments. Cash and short-term investments are stated at cost plus accrued interest, which approximates market value. From time to time, the Company pledges cash and equivalents as collateral for borrowings under its working capital facility. (See Note 8)

  (d) Inventories

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

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

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

  (i) Foreign currency transactions

     The Company's financial statements are prepared in U.S. dollars. In general, the Company's operating and other business transactions are denominated in U.S. dollars. Accordingly, the Company's exposure to currency fluctuations is limited. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars are included in the results of operations as incurred.

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

  (k) Stock based compensation

     The Company grants stock options for fixed numbers of shares to employees and directors generally with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and includes appropriate disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

  (l) Impairment of long-lived assets and long-lived assets to be disposed of

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

not be recoverable. The application of this Statement did not have any impact on the Company's consolidated financial statements.

  (m) Net loss per ordinary share

     The Company calculates net loss per ordinary share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for each of the years ended December 31, 1999, 1998 and 1997. Stock options and warrants have not been included in the calculation since the inclusion of such shares would be antidilutive (See Notes 9 and 10).

  (n) Comprehensive income

     SFAS No. 130, "Reporting Comprehensive Income" defines comprehensive income as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive loss is comprised solely of net loss.

3.  ACCOUNTS RECEIVABLE

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Trade receivables...........................................  $ 5,823    $10,189
Marketing alliance receivables..............................    6,044      8,869
Other non-trade receivables.................................    1,082        559
                                                              -------    -------
                                                               12,949     19,617
Less allowance for doubtful accounts........................    1,423      1,567
                                                              -------    -------
                                                              $11,526    $18,050
                                                              =======    =======

4.  INVENTORIES

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              ------    -------
Raw materials...............................................  $   17    $ 1,897
Finishing supplies..........................................       3          3
Work-in-process.............................................     957        932
Finished goods..............................................   3,936     11,597
                                                              ------    -------
                                                               4,913     14,429
Less reserve for obsolescence...............................     888      1,330
                                                              ------    -------
                                                              $4,025    $13,099
                                                              ======    =======

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

5.  EQUIPMENT, FURNITURE AND FIXTURES

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Equipment, furniture and fixtures...........................  $1,924    $1,565
Less accumulated depreciation...............................     747       489
                                                              ------    ------
                                                              $1,177    $1,076
                                                              ======    ======

     Depreciation expense amounted to $258, $247 and $179 for the years ended December 31, 1999, 1998 and 1997, respectively.

6.  INTANGIBLE ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Goodwill....................................................  $29,624    $29,624
Tradename and other intangibles.............................   52,189     58,389
                                                              -------    -------
                                                               81,813     88,013
Less accumulated amortization...............................   17,948     13,757
                                                              -------    -------
                                                              $63,865    $74,256
                                                              =======    =======

     Amortization expense amounted to $5,262, $5,374 and $5,279 for the years ended December 31, 1999, 1998, and 1997, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

          Cash, cash equivalents and accounts receivable carrying amount approximates fair value due to the short-term maturities of these instruments.

          Other creditors and due to Elan carrying amount approximates fair value due to the short term maturities of these instruments.

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

8.  DEBT

  Working Capital Facility

     On March 30, 1998 Warner Chilcott, Inc., the Company's U.S. operating subsidiary ("WCI"), entered into a $30,000 revolving credit facility and security agreement with a syndicate of banks led by PNC Business Credit ("the "PNC facility"). The facility expires in March 2001. The PNC facility replaced a facility provided by Bankers Trust Commercial Corporation.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

     The PNC facility is collateralized by substantially all of the assets of WCI including cash balances, accounts receivable, inventory, fixed assets and other intangible assets. Availability under the credit facility is based upon the balances of qualified collateral, primarily accounts receivable, inventory and certain cash balances. Under the credit agreement, WCI is required to maintain a minimum balance of shareholders' equity. At December 31, 1999 the Company was in compliance with the covenants of the PNC facility. Warner Chilcott, plc, Warner Chilcott Ireland Limited, and Warner Chilcott Limited (Bermuda) have also pledged certain assets and financial support for the facility.

     Interest on outstanding borrowings accrues at either PNC's Base Rate or LIBOR plus one and three-quarter percent. In addition, the Company pays a commitment fee equal to three-eighths of one percent on the unused portion of the facility. Interest expense related to the PNC and predecessor credit facilities in 1999, 1998 and 1997, including commitment fees, were $1,592, $1,735 and $1,761, respectively.

  Senior Subordinated Discount Notes

     In April 1996 WCI issued $69,000 principal amount of Senior Subordinated Discount Notes ("Notes") due 2001 at a 30% discount to the principal amount. Gross proceeds to WCI amounted to $48,300, which were utilized to fund the acquisition of the Warner-Lambert division. The Notes are unsecured and rank subordinate in right of payment to all senior indebtedness of WCI. The Notes are redeemable at the option of WCI, in whole or in part, at any time prior to maturity at redemption prices equal to 105% of the principal amount of the Notes plus accrued interest. The discount on the Notes was amortized to interest expense at a rate of 14.8%, compounded semi-annually.

     In June 1997 the Company offered all holders of the Notes the right to exchange Notes for newly issued Convertible Senior Subordinated Discount Notes ("the Convertible Notes") and detachable warrants to purchase Ordinary Shares of the Company. The holders of 87% of the principal amount of the Notes accepted the offer and the Company issued $49,477 of Convertible Notes and detachable warrants in exchange for $49,477 of Notes. The conversion price for the Convertible Notes, the number of shares subject to the detachable warrants and the exercise price of the warrants were ultimately determined by the price at which the Company sold shares in its IPO in August 1997. Following the exchange, the Company exercised an option to convert the Convertible Notes into Ordinary Shares. The net result of the exchange of Notes for Convertible Notes and detachable warrants and the subsequent conversion of the Convertible Notes into shares was that the Company issued 2,827,245 Ordinary Shares and warrants to purchase an aggregate 141,362 Ordinary Shares exercisable at $17.50 per share.

     At October 25, 1998 the discount on the Notes was fully amortized and the Notes were carried at 100% of their principal amount. Beginning October 25, 1998, interest began to accrue on the Notes at a rate of 16.8% per annum paid semi-annually on each April 30th and October 31st. At its sole discretion, the Company may issue additional Notes in lieu of cash payment of any or all interest due on the Notes. The Company issued additional Notes in payment of the interest installments due April 30, 1999 and October 31, 1999.

     The table below shows the components of long-term debt as of December 31, 1999 and 1998:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Principal, beginning of year................................  $ 8,897    $6,228
Accreted interest...........................................       --     2,669
Notes issued for interest payments..........................    1,579        --
                                                              -------    ------
                                                              $10,476    $8,897
                                                              =======    ======

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

9.  SHARE CAPITAL

  Ordinary Shares

     In August 1997 the Company completed its initial public offering (the "IPO") selling 3,500,000 shares at an issue price of $17.50 per Ordinary Share. Concurrent with the IPO, Barr Laboratories Inc. purchased 250,000 Ordinary Shares in a private placement at an issue price of $16.275 per share that equated to the IPO issue price net of underwriting discounts and commissions. Also, at the time of the IPO, Elan Corporation, plc exercised a warrant to purchase 500,000 Ordinary Shares at a price of $16.00 per share. In September 1997 the underwriters of the Company's IPO exercised an option to cover over-allotments and purchased an additional 525,000 Ordinary Shares from the Company at a price of $17.50 per share less underwriting discounts and commissions. The net proceeds to the Company of the IPO and related financings totaled $74,588.

     In 1997 the Company issued 2,827,245 Ordinary Shares and 141,362 detachable warrants in exchange for Convertible Senior Subordinated Discount Notes (See
Note 8).

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

     On September 30, 1997 the Company issued a five-year warrant to Elan to purchase 150,000 Ordinary Shares at an exercise price of $22.75 per share in conjunction with bridge financing for the purchase of five products from Warner-Lambert Company.

     In connection with Barr's purchase of shares at the time of the IPO, the Company issued to Barr a warrant to purchase up to 250,000 Ordinary Shares exercisable at $16.275 per share. The warrant becomes exercisable as to 62,500 shares during four one-year periods beginning on each of the first, second, third and fourth anniversaries of the IPO. If Barr does not exercise, in full, its right to purchase the 62,500 shares during any one-year period, such portion of the warrant expires. At December 31, 1999, this warrant entitled Barr to purchase 187,500 shares and was exercisable as to 62,500 shares.

     In connection with the acquisition of the Warner-Lambert division in 1996, the Company issued a warrant to Warner-Lambert Company for $672. This warrant entitles Warner-Lambert to purchase 1,130,158 Ordinary Shares of the Company for an aggregate of $18,003. This warrant is exercisable through January 31, 2001.

  Other Warrants

     During 1996 100,000 warrants were issued to an individual who was, at the time, an officer and director of the Company. The exercise price of $20.00 per share was equal to the estimated fair value of the shares on the date of the grant. The warrants are exercisable through June 28, 2001.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

  Other

     In December 1998 Elan Corporation, plc, contributed 600,000 shares of the Company's stock to an entity formed by it and selected members of senior management of the Company. Under the terms of the transaction, Elan retained the right to 100% of the proceeds from the sale of the shares at a price up to $11.50 per share, and certain additional proceeds from the sale of these shares at higher amounts.

     During 1999 warrants for the purchase of a total of 410,189 Ordinary Shares expired. A warrant for the purchase of 10,000 Ordinary Shares at an exercise price of $0.05 was exercised in 1999.

10.  STOCK OPTIONS AND COMPENSATORY WARRANTS

  Incentive Share Option Scheme

     In April 1997 the Company adopted an Incentive Share Option Scheme for officers, directors and employees that provides for stock options. In June 1999 the Scheme was amended to provide for grants to consultants and members of the Company's medical advisory board. The option exercise price is the fair market value at the date of grant. Options generally vest over four years and expire on the earlier of ten years from the date of grant or after a specified period following the participant's separation from the Company. At December 31, 1999 options for 1,384,413 shares were outstanding under the Scheme, 115,243 shares were available for future grants and 545,687 were exercisable.

  Warrants Issued to Officers and Directors

     The Company has issued warrants to certain executives and to directors that are not governed by the Incentive Share Option Scheme. These warrants are described below:

     In June 1996 the Company issued warrants to directors to purchase up to an aggregate 60,000 Ordinary Shares at an exercise price of $20.00 per share. The exercise price on the date of grant was equal to the estimated fair value of the shares on that date. The warrants are exercisable through June 28, 2001.

     In March 1997 the Company issued warrants to two executives pursuant to employment agreements approved by the Board of Directors. The warrants allow the executives to purchase up to an aggregate 650,000 shares (520,000 at an exercise price of $20.00 per share and 130,000 at an exercise price of $1.00 per share). These warrants become exercisable ratably over 16 quarterly periods which began October 1, 1996, but would be immediately exercisable in full if the Company undergoes a change of control. The warrants expire on the earlier of October 31, 2006 or after a specified period following the termination of the executive's employment with the Company. The difference between the estimated fair value of the shares on the date of grant ($20.00) and the $1.00 per share exercise price was recorded as deferred compensation expense totaling $2,470 on the date of grant and is being amortized over the vesting period. Compensation expense charged against income in respect of these warrants was $618, $617 and $772 for the years ended December 31, 1999, 1998 and 1997.

     In February 1998 the Company issued a warrant to an executive pursuant to an employment agreement approved by the Board of Directors. The warrant allows the executive to purchase up to 200,000 Ordinary Shares at an exercise price of $9.77 per share. The exercise price on the date of grant was equal to the fair market value of the shares on that date. The warrant becomes exercisable (vests) over 16 quarterly periods that began January 1, 1998, but would be immediately exercisable in full if the Company undergoes a change of control. The warrant expires on the earlier of February 3, 2008 or after a specified period following the termination of the executive's employment with the Company.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

     Options outstanding under the Scheme and warrants issued to officers and directors are summarized below:

                                                                   PRICE PER SHARE
                                                              --------------------------
                                                                                WEIGHTED
                                                  SHARES          RANGE         AVERAGE
                                                 ---------    --------------    --------
Balance at December 31, 1996...................     60,000        $20.00         $20.00
  Granted......................................    926,750    $1.00 - $20.00     $17.33
  Exercised....................................         --          --               --
  Cancelled....................................     (7,500)       $20.00         $20.00
                                                 ---------    --------------     ------
Balance at December 31, 1997...................    979,250    $1.00 - $20.00     $17.48
  Granted......................................    748,450    $6.00 - $ 9.88     $ 9.22
  Exercised....................................         --          --               --
  Cancelled....................................    (18,250)   $9.77 - $20.00     $14.70
                                                 ---------    --------------     ------
Balance at December 31, 1998                     1,709,450    $1.00 - $20.00     $13.89
  Granted......................................    628,575    $7.00 - $10.19     $ 7.82
  Exercised....................................       (344)   $6.75 - $ 8.13     $ 6.99
  Cancelled....................................    (43,268)   $6.75 - $20.00     $ 9.14
                                                 ---------    --------------     ------
Balance at December 31, 1999...................  2,294,413    $1.00 - $20.00     $12.32
                                                 =========    ==============     ======
Exercisable at December 31, 1999...............  1,233,812    $1.00 - $20.00     $14.60
                                                 =========    ==============     ======

     Following is option and warrant data at December 31, 1999 by exercise price range:

                                       $1.00 TO     $6.00 TO     $10.00 TO
EXERCISE PRICE RANGE                    $5.99        $10.00       $20.00        TOTAL
--------------------                   --------    ----------    ---------    ----------
Number of shares subject to options
  and warrants.......................   130,000     1,305,863     858,550      2,294,413
Weighted average exercise price......     $1.00         $8.54      $19.78         $12.32
Weighted average remaining
  contractual life (years)...........      6.75          8.70        6.60           7.80
Number of exercisable options and
  warrants...........................   105,625       418,843     709,344      1,233,812
Weighted average exercise price of
  exercisable options and warrants...     $1.00         $8.90      $20.00         $14.60
                                       --------    ----------    --------     ----------

     The Company applies APB Opinion No. 25 in accounting for option grants under its Incentive Share Option scheme and the issuance of warrants to officers and directors. Accordingly, no compensation cost has been recorded in the Consolidated Statement of Operations for stock options or warrants granted at exercise prices at least equal to fair market value on the date of grant. Had the Company determined compensation cost based on the fair value of options and warrants issued at the grant date under SFAS No. 123, the Company's net loss and net loss per ordinary share would have been increased to the pro forma amounts indicated below.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                                       1999        1998        1997
                                                      -------    --------    --------
AS REPORTED
  Net loss..........................................  $(6,701)   $(20,297)   $(28,374)
  Basic and diluted net loss per ordinary share.....  $ (0.54)   $  (1.64)   $  (3.39)
PRO FORMA
  Net loss..........................................  $(8,756)   $(22,767)   $(30,817)
  Basic and diluted net loss per ordinary share.....  $ (0.71)   $  (1.84)   $  (3.69)

     The per share weighted-average fair value of options and warrants granted during 1999, 1998 and 1997 was $2.23, $4.54 and $5.53, respectively, using the Black-Scholes option pricing model. Values were estimated using a weighted average life of 2.5, 3.0 and 3.6 years in 1999, 1998 and 1997, no expected dividend yield in any year, volatility of 38.8% in 1999, 72.8% in 1998 and 25.6% in 1997, and risk free interest rates of 5.4 %, 4.6% and 6.0% in 1999, 1998 and 1997, respectively.

11.  401(K) SAVINGS PLAN

     In April 1996 Warner Chilcott adopted a 401(k) savings plan that provides eligible employees with the option to defer amounts not in excess of 15% of his or her compensation. The Company makes matching contributions to the plan on behalf of all participants who make elective deferrals. The Company contributes and allocates to each participant's account matching contributions equal to 50% of up to 6% of the participant's contributions. The Company's contributions vest at 25% per year up to 100% at the participant's completion of four years of employment.

     The Company's contributions recognized for the years ended December 31, 1999, 1998 and 1997 were $375, $174 and $59, respectively.

12.  SALE OF VECTRIN(R)

     In September 1999 the Company completed the sale of its Vectrin(R) product line including certain inventory, samples and the related FDA approval, and received $11,000 in cash at closing. The Company reported a pre-tax gain of $2,744 from the sale that is included in the Statement of Operations under the caption "Other income -- Gain on sale of assets". As part of the sale and purchase agreement, the Company will also receive royalties and milestone payments based on certain future events. Royalty and milestone revenues from this agreement are included in the Statement of Operations under the caption "Marketing alliance and other revenue". Vectrin(R) net sales were recognized by the Company until the date of sale and, such net sales amounted to $3,236 for the year ended December 31, 1999. Net sales for the years ended December 31, 1998 and 1997 amounted to $3,799 and $2,902, respectively.

13.  ELAN AGREEMENTS

     In March 1999 the Company reached a binding agreement with Elan Corporation, plc ("Elan") under which Elan agreed to acquire Warner Chilcott's marketing rights to an extended-release nifedipine product. Under terms of the agreement, as of March 31, 1999 Elan was obligated to make a non-refundable payment, which was received, of $3,000 to Warner Chilcott and such amount was recorded as revenue in the first quarter of 1999 under the caption "Marketing alliance and other revenue". In June 1999 the Company executed the definitive agreement licensing the extended-release nifedipine product to Elan and received an additional $4,000 that was recorded as revenue in the second quarter of 1999. Under the agreement, additional license fees would be due to Warner Chilcott upon the completion of certain milestones including FDA approval of the pending ANDA for the product. Warner Chilcott would also be entitled to receive royalties

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

based upon revenues derived from the product. As of December 31, 1999 the Company had not earned any additional fees or royalties from this agreement.

     Also in March 1999 the Company reached a binding agreement with Elan under which Elan re-acquired the marketing rights to an isosorbide-5-mononitrate product ("IS5MN-PM") that Elan had been developing for Warner Chilcott. Under terms of the agreement, as of March 31, 1999, Elan was obligated to make a payment to Warner Chilcott in an amount equal to Warner Chilcott's remaining contractual obligation relating to the development of IS5MN-PM. Such amount had been carried by Warner Chilcott as an asset in "Prepaid expense and other assets" and as a liability in "Due to Elan Corporation, plc and subsidiaries". In concluding this transaction and reducing both the related asset and liability, Warner Chilcott did not recognize an income statement effect.

14.  TAXES

     The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. Although the Company is currently generating losses, tax relief may be available to offset future taxable earnings. However, there can be no assurance that such relief will be available to the Company.

     SFAS No. 109 requires, among other things, recognition of future tax benefits measured at enacted rates attributable to temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating losses if realization of such benefits were more likely than not. Under SFAS No. 109, the Company's deferred tax assets as of December 31, 1999 and 1998 are estimated as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax assets
  Net operating loss carryforward...........................  $ 23,428    $ 18,026
  Amortization of intangibles...............................     5,256       5,329
  Disqualified interest carryforward........................       826         826
  Other, net................................................    (1,630)       (252)
                                                              --------    --------
     Subtotal...............................................    27,880      23,929
  Valuation allowance.......................................   (27,880)    (23,929)
                                                              --------    --------
     Net deferred tax asset.................................  $     --    $     --
                                                              ========    ========

     At December 31, 1999 the Company had available net operating loss carryforwards for United States Federal income tax reporting purposes of approximately $62,000 which begins expiring in 2011. At December 31, 1999, the Company had net operating loss carryforwards for state income tax reporting purposes of approximately $40,000 which expire at various dates. Ultimate utilization or availability of such net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not pay any Federal income taxes in 1999, 1998 or 1997.

15.  SIGNIFICANT CONCENTRATIONS

  Significant customers/revenue sources

     In 1999 the Company derived 24% of its total revenue from the promotion of several products under an agreement with Schering Corporation. The Company's sales force promotes these Schering products to a targeted physician population and in turn receives a fee based on the market performance of the products. The agreement expires in December 2000 but may be terminated sooner by either party under certain circum-

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

stances. Amounts earned by the Company under the promotion agreement are paid on a quarterly basis within 45 days of the end of each calendar quarter. At December 31, 1999 $5,555 of the Company's accounts receivable balance represents amounts due from Schering.

     The Company distributes its pharmaceutical products through wholesalers, distributors and direct to certain retailers. The following table shows significant customer sales as a percentage of total sales:

                                                              1999    1998    1997
                                                              ----    ----    ----
Customer A..................................................   21%     17%     12%
Customer B..................................................   13%     12%      7%
Customer C..................................................    9%     10%     15%

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

                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Customer A..................................................   10%     11%
Customer B..................................................    0%     10%
Customer C..................................................    6%      9%

16.  COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has various operating leases for the rental of office space and sales force vehicles and equipment. Future minimum rental commitments for operating leases with non-cancellable terms in excess of one year are as follows:

                            MINIMUM RENTAL PAYMENTS

2000........................................................  $  532
2001........................................................     538
2002........................................................     543
2003........................................................     548
2004........................................................      38
Thereafter..................................................      --
                                                              ------
          Total.............................................  $2,199
                                                              ------

     Rent expense under operating leases during the years ended 1999, 1998 and 1997 was $2,124, $571, and $206, respectively.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

  Employment Agreements

     The Company has employment agreements with six of its executives. The agreements provide for minimum salary levels as well as incentive bonuses that are payable if specified management goals are attained. The agreements also contain provisions that would entitle each executive to severance payments based upon their then current base salary in the event of termination other than for "cause" as defined in the agreements. The maximum contingent liability for such severance payments at December 31, 1999 totalled $1,770.

17.  RELATED PARTIES

     The Company has ongoing business dealings with three companies, as described below, that are related parties. The Company employs certain procedures to ensure that transactions with these parties take place on terms no more favorable than could be obtained from unrelated third parties.

  Elan Corporation, plc.

     At December 31, 1999 Elan Corporation, plc ("Elan") and its subsidiaries held 19.6% of the Company's outstanding ADSs, representing Ordinary Shares, (excluding shares that are part of the transaction described in Note 9). Mr. Thomas G. Lynch, Executive Vice President, Chief Financial Officer and a member of the Board of Directors of Elan, serves on the Company's Board of Directors. Although the companies did not have a product development relationship at December 31, 1999, they have had such relationships prior to this date and may have similar relationships in the future (see Note 13). Also, Elan provides certain administrative and support services to the Company for a fee.

     The Company incurred research and development costs charged by Elan of $4,083 in the year ended December 31, 1997. No research and development costs were charged by Elan in 1999 and 1998. The Company recorded administrative and support fees charged by Elan of $237, $326 and $583 in the years ended December 31, 1999, 1998 and 1997. Amounts billed to the Company by Elan for administrative services are due within 30 days of receipt of invoice.

  Barr Laboratories, Inc.

     In 1997 the Company entered into an agreement under which Barr Laboratories, Inc. ("Barr") distributed minocycline capsules manufactured under the Company's ANDA. Royalties from this agreement of $63, $94 and $262 were included in the Company's financial results for the years ended December 31, 1999, 1998 and 1997, respectively. This agreement was mutually terminated in 1998. Barr holds 250,000 of the Company's Ordinary Shares and a warrant to purchase an additional 187,500 shares. Mr. Bruce Downey, the Chairman, President and Chief Executive Officer of Barr, serves on Warner Chilcott's Board of Directors.

  Boron-LePore Group, Inc.

     Boron-LePore Group, Inc. ("Boron-LePore") provides a range of services to the Company including providing contract sales personnel, recruitment of sales representatives and certain sample data record keeping. Mr. Roger Boissonneault, the President and Chief Operating Officer of Warner Chilcott, serves on the Board of Boron-LePore. For the years ended December 31, 1999, 1998 and 1997 fees of $2,232, $5,654 and $2,160, respectively, were charged by Boron-LePore and expensed to operations.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

18.  CONSOLIDATING SCHEDULE

     Following are consolidation schedules reflecting Balance Sheet and Statement of Operations information for the Company as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997:

                                                                                          WARNER
                                                           WARNER                        CHILCOTT
                                                          CHILCOTT                     LABORATORIES
                                            WARNER       (BERMUDA),       WARNER         IRELAND      ELIMINATION
                                         CHILCOTT, PLC      LTD.      CHILCOTT, INC.       LTD.         ENTRIES     CONSOLIDATED
                                         -------------   ----------   --------------   ------------   -----------   ------------
DECEMBER 31, 1999
BALANCE SHEET INFORMATION:
ASSETS
  Cash and cash equivalents............    $     44       $29,021        $ 21,889         $   --       $      --      $ 50,954
  Accounts receivable..................          --            --          11,351            175              --        11,526
  Inventories..........................          --            --           4,025             --              --         4,025
  Other assets.........................          64            --             851             --              --           915
                                           --------       -------        --------         ------       ---------      --------
         Total current assets..........         108        29,021          38,116            175              --        67,420
                                           --------       -------        --------         ------       ---------      --------
  Long-term assets.....................          --            --          61,242          3,800              --        65,042
  Investment in subsidiaries...........     161,938            --              --             --        (161,938)           --
                                           --------       -------        --------         ------       ---------      --------
         Total assets..................    $162,046       $29,021        $ 99,358         $3,975       $(161,938)     $132,462
                                           ========       =======        ========         ======       =========      ========
LIABILITIES AND EQUITY
  Current liabilities..................    $    261       $    --        $ 10,431         $  212       $      --      $ 10,904
  Inter-company accounts...............      (3,574)        7,506          (4,941)         1,009              --            --
  Working capital facility.............          --            --          12,098             --              --        12,098
  Long-term debt.......................          --            --          10,476             --              --        10,476
  Shareholders' equity.................     165,359        21,515          71,294          2,754        (161,938)       98,984
                                           --------       -------        --------         ------       ---------      --------
         Total liabilities and
           shareholders' equity........    $162,046       $29,021        $ 99,358         $3,975       $(161,938)     $132,462
                                           ========       =======        ========         ======       =========      ========
STATEMENT OF OPERATIONS INFORMATION:
REVENUES
  Product sales........................    $     --       $    --        $ 48,580         $   --       $      --      $ 48,580
  Marketing alliance and other
    revenue............................          --            --          18,546          7,101            (192)       25,455
                                           --------       -------        --------         ------       ---------      --------
         Total revenues................          --            --          67,126          7,101            (192)       74,035
                                           --------       -------        --------         ------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold...................          --            --          27,704             --              --        27,704
  Selling, general & administration ...       1,359             6          44,649            395              --        46,409
  Dep. & amortization..................           6            --           5,202            312              --         5,520
  Research and development.............          --            --             356          2,936            (192)        3,100
                                           --------       -------        --------         ------       ---------      --------
         Total operating expenses......       1,365             6          77,911          3,643            (192)       82,733
                                           --------       -------        --------         ------       ---------      --------
Interest income (expense), net.........          --         1,437          (2,184)            --              --          (747)
Gain on sale of assets.................          --            --           2,744             --              --         2,744
Income taxes...........................          --            --              --             --              --            --
                                           --------       -------        --------         ------       ---------      --------
NET LOSS...............................    $ (1,365)      $ 1,431        $(10,225)        $3,458       $      --      $ (6,701)
                                           ========       =======        ========         ======       =========      ========

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                                                                          WARNER
                                                           WARNER                        CHILCOTT
                                                          CHILCOTT                     LABORATORIES
                                            WARNER       (BERMUDA),       WARNER         IRELAND      ELIMINATION
                                         CHILCOTT, PLC      LTD.      CHILCOTT, INC.       LTD.         ENTRIES     CONSOLIDATED
                                         -------------   ----------   --------------   ------------   -----------   ------------
DECEMBER 31, 1998
BALANCE SHEET INFORMATION:
ASSETS
  Cash and cash equivalents............    $      7       $27,160        $ 15,953         $   13       $      --      $ 43,133
  Accounts receivable..................          --           291          16,834            925              --        18,050
  Inventories..........................          --            --          13,099             --              --        13,099
  Other assets.........................          94             2           2,807          4,500              --         7,403
                                           --------       -------        --------         ------       ---------      --------
         Total current assets..........         101        27,453          48,693          5,438              --        81,685
                                           --------       -------        --------         ------       ---------      --------
  Long-term assets.....................          --            --          71,220          4,112              --        75,332
  Investment in subsidiaries...........     146,949            --              --             --        (146,949)           --
                                           --------       -------        --------         ------       ---------      --------
         Total assets..................    $147,050       $27,453        $119,913         $9,550       $(146,949)     $157,017
                                           ========       =======        ========         ======       =========      ========
LIABILITIES AND EQUITY
  Current liabilities..................    $    569       $    --        $ 14,389         $7,826       $      --      $ 22,784
  Inter-company accounts...............     (19,502)       22,358          (5,283)         2,427              --            --
  Working capital facility.............          --            --          20,393             --              --        20,393
  Long-term debt.......................          --            --           8,897             --              --         8,897
  Shareholders' equity.................     165,983         5,095          81,517           (703)       (146,949)      104,943
                                           --------       -------        --------         ------       ---------      --------
         Total liabilities and
           shareholders' equity........    $147,050       $27,453        $119,913         $9,550       $(146,949)     $157,017
                                           ========       =======        ========         ======       =========      ========
STATEMENT OF OPERATIONS INFORMATION:
REVENUES
  Product sales........................    $     --       $    --        $ 47,845         $   --       $      --      $ 47,845
  Marketing alliance and other
    revenue............................          --            --          16,484            750            (185)       17,049
                                           --------       -------        --------         ------       ---------      --------
         Total revenues................          --            --          64,329            750            (185)       64,894
                                           --------       -------        --------         ------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold...................          --            --          34,230             --              --        34,230
  Selling, general & administration ...       2,741            10          38,360            598              --        41,709
  Dep. & amortization..................         234            --           5,311             76              --         5,621
  Research and development.............       2,316            --             330            780            (185)        3,241
                                           --------       -------        --------         ------       ---------      --------
         Total operating expenses......       5,291            10          78,231          1,454            (185)       84,801
                                           --------       -------        --------         ------       ---------      --------
Interest income (expense), net.........          --         2,143          (2,533)            --              --          (390)
Income taxes...........................          --            --              --             --              --            --
                                           --------       -------        --------         ------       ---------      --------
NET LOSS...............................    $ (5,291)      $ 2,133        $(16,435)        $ (704)      $      --      $(20,297)
                                           ========       =======        ========         ======       =========      ========

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                                                                          WARNER
                                                           WARNER                        CHILCOTT
                                                          CHILCOTT                       PHARMA-
                                            WARNER       (BERMUDA),       WARNER         CEUTICAL     ELIMINATION
                                         CHILCOTT, PLC      LTD.      CHILCOTT, INC.      CORP.         ENTRIES     CONSOLIDATED
                                         -------------   ----------   --------------   ------------   -----------   ------------
DECEMBER 31, 1997
STATEMENT OF OPERATIONS INFORMATION:
REVENUES
  Product sales........................    $     --       $    --        $ 75,827         $   --       $      --      $ 75,827
                                           --------       -------        --------         ------       ---------      --------
         Total revenues................          --            --          75,827             --              --        75,827
                                           --------       -------        --------         ------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold...................          --            --          62,863             --              --        62,863
  Selling, general & administration ...       2,720            23          20,791             84              --        23,618
  Dep. & amortization..................          10           409           5,039             --              --         5,458
  Research and development.............       5,054            --           1,472             --              --         6,526
                                           --------       -------        --------         ------       ---------      --------
         Total operating expenses......       7,784           432          90,165             84              --        98,465
                                           --------       -------        --------         ------       ---------      --------
Interest income (expense), net.........          40         1,228          (7,004)            --              --        (5,736)
Income taxes...........................          --            --              --             --              --            --
                                           --------       -------        --------         ------       ---------      --------
NET LOSS...............................    $ (7,744)      $   796        $(21,342)        $  (84)      $      --      $(28,374)
                                           ========       =======        ========         ======       =========      ========

19.  SUBSEQUENT EVENTS

  Product Acquisitions

     On February 15, 2000 the Company completed the acquisition of three branded pharmaceutical products from Bristol-Myers Squibb Company ("BMS") for a purchase price of $180,000. The purchase price is subject to downward adjustment under certain circumstances. The products acquired were Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50. Unaudited revenues for these products in total were estimated to be approximately $50,000 in 1999. In connection with the acquisition, WCI entered into transitional support and supply agreements with BMS under which BMS will supply WCI with its requirements for Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50 for a period up to 10 years. The Company acquired all of the intangible assets associated with the three products including the trademarks, regulatory files, manufacturing know-how and other intellectual property. The acquisition of the products will be accounted for as a purchase. Under purchase accounting, the purchase price will be allocated to the tangible and intangible assets acquired based upon their respective fair values as of the purchase date in accordance with Accounting Principle Board Opinion No. 16. The final purchase price and allocation of the purchase price have not been determined. However, a preliminary allocation of the $180,000 purchase price based upon current estimates resulted in $168,000 being allocated to intangible assets associated with the products, primarily the product rights, and $12,000 to goodwill. There were no tangible assets acquired. The Company will amortize the acquired intangible assets over 20 years, their estimated useful life.

  Issuance of Senior Notes

     The Company financed the acquisition of the BMS products discussed above through the sale of senior notes by WCI. On February 15, 2000 WCI issued $200,000 of 12 5/8% senior notes due 2008 at a discount of $3,664 to yield 13%. Interest payments on the senior notes are due semi-annually in arrears on each February 15th and August 15th beginning August 15, 2000. Proceeds from the issuance of the senior notes, net of the discount and estimated transaction expenses, were approximately $186,300. The senior notes will be shown on the Company's balance sheet net of the discount. The discount and transaction fees will be

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

amortized to interest expense over the eight-year term of the senior notes. The senior notes are unconditionally guaranteed by Warner Chilcott, plc, WCI's parent company.

  Other Transactions

     In connection with the sale of the 12 5/8% senior notes, on February 14, 2000 the Company prepaid all $10,476 of the senior subordinated discount notes outstanding at a redemption price equal to 105% of the principal amount outstanding. The redemption premium of $524 will be recognized as an extraordinary loss in the first quarter of the year 2000.

     Also in connection with the sale of the 12 5/8% senior notes, on February 18, 2000 the Company prepaid all amounts outstanding under its senior secured working capital facility. On February 28, 2000 the Company amended its working capital facility to reduce the maximum amount available to $10,000 from its previous $30,000 and to extend the life of the agreement for two years under terms substantially the same as were in place under the previous facility.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                    BALANCE AT                   WRITE-OFF'S    BALANCE
                                                   BEGINNING OF    ADDITIONAL      AGAINST      END OF
                                                      PERIOD        RESERVES      RESERVES      PERIOD
                                                   ------------    ----------    -----------    -------
1999:
Allowance for doubtful accounts..................     $1,567         $   22        $  (166)     $1,423
Reserve for inventory obsolescence...............     $1,330         $2,320        $(2,762)     $  888
1998:
Allowance for doubtful accounts..................     $1,519         $   50        $    (2)     $1,567
Reserve for inventory obsolescence...............     $  471         $1,672        $  (813)     $1,330
1997:
Allowance for doubtful accounts..................     $2,030             --        $  (511)     $1,519
Reserve for inventory obsolescence...............     $1,331         $  790        $(1,650)     $  471

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The following table provides information regarding directors, executive officers and certain personnel of WC plc:

NAME                                         AGE                    POSITION
----                                         ---                    --------
James G. Andress...........................  61    Chairman of the Board of Directors and
                                                   Chief Executive Officer
James H. Bloem.............................  49    Director(1)(2)
Roger M. Boissonneault.....................  51    President, Chief Operating Officer and
                                                   Director
Diane M. Cady..............................  45    Senior Vice President, Investor Relations
                                                   and Corporate Communications
Harold N. Chefitz..........................  65    Director(1)
Tina deVries, Ph.D. .......................  39    Senior Director of Research and Development
Bruce L. Downey............................  52    Director
Norma A. Enders............................  37    Senior Vice President of Regulatory Affairs
Christopher J. Gabanski....................  47    Vice President, Dermatology Sales
Elizabeth Greenberg........................  42    Vice President, Human Resources
Arthur F. Haney, M.D. .....................  54    Director
Beth P. Hecht..............................  36    Senior Vice President, General Counsel
Paul S. Herendeen..........................  44    Executive Vice President, Chief Financial
                                                   Officer and Director
David G. Kelly.............................  38    Group Vice President, Finance and Secretary
Thomas G. Lynch............................  43    Director(1)(2)
A. Dominick Musacchio......................  56    Vice President, New Business Development
Robert K. Pallas...........................  59    Vice President, Sales
David B. Pinkerton.........................  39    Director(2)
William J. Poll............................  48    Vice President, Finance and Trade Relations
Didier Voydeville..........................  48    Director
Kathleen A. Wickman........................  48    Vice President, Marketing

---------------
(1) Member of Compensation Committee of WC plc.

(2) Member of Audit Committee of WC plc.

     Messrs. Andress, Boissonneault and Herendeen and Ms. Hecht are the directors of WCI. Mr. Andress is the Chief Executive Officer of WCI; Mr. Boissonneault is the President and Chief Operating Officer of WCI; and Mr. Herendeen is the Executive Vice President and Chief Financial Officer of WCI; and Ms. Hecht is the Senior Vice President, General Counsel and Secretary of WCI.

     James G. Andress has served as the Chief Executive Officer and a Director of WC plc since November 1996. Mr. Andress has served as Chairman of the Board of Directors since 1998. From 1989 to 1995, he was President and Co-Chief Executive Officer of Information Resources, Inc., a publicly traded company, which is the world's largest provider of scanner-based point-of-sale movement and promotion data for the consumer packaged goods industry. From 1988 to 1989, he served as Chairman, Global Pharmaceuticals of Beecham and Chairman, Health Care Products & Services of SmithKline Beecham plc. From 1984 to 1988, Mr. Andress was President and Chief Operating Officer of Sterling Drug, a publicly traded pharmaceutical and consumer products company. From 1974 to 1984, he held various positions with Abbott Laboratories, Inc., including President, Abbott Canada, Vice President, Pacific Far East, Corporate

Vice President, Planning & Development and Corporate Vice President, Abbott Home Health Care Division. Mr. Andress earned his B.S. in Engineering from the United States Military Academy and his M.B.A. from the Wharton School of Finance and Commerce. Mr. Andress also serves on the Board of Directors of Allstate Insurance Company, Information Resources, Inc., Xoma Corporation, Inc., The Liposome Company, Inc., Sepracor, Inc. and Optioncare, Inc.

     James H. Bloem has served as a Director since 1997. Mr. Bloem is an independent business and financial consultant. He was formerly Executive Vice President of Perrigo Company from 1995 to 1999. Prior to joining Perrigo Company, Mr. Bloem served as Chief Financial Officer, Treasurer and General Counsel of Herman Miller Inc. and as a partner of the law firm of Law, Weathers & Richardson. He is a graduate of Calvin College, Vanderbilt University School of Law and the Harvard University Graduate School of Business Administration. Mr. Bloem serves on several boards of private companies and is a Certified Public Accountant.

     Roger M. Boissonneault has served as President and Chief Operating Officer of WC plc since 1996. Mr. Boissonneault has served as a Director of WC plc since 1998. From 1976 to 1996 Mr. Boissonneault served in various capacities with Warner-Lambert Company, including Vice President, Female Healthcare, Director of Warner-Lambert Corporate Strategic Planning, and Director of Obstetrician/Gynecologist Marketing. Mr. Boissonneault has a B.A. in Biology from the University of Connecticut and an M.B.A. from Rutgers University. Mr. Boissonneault also serves on the Board of Directors of Boron LePore and Associates.

     Diane M. Cady has served as Senior Vice President, Investor Relations and Corporate Communications since 1999. From 1996 to 1999, Ms. Cady served as Vice President, Investor Relations to Alpharma, Inc., a multinational specialty pharmaceuticals company. Before joining Alpharma, Ms. Cady served as Vice President of PLYGEM Industries, Inc., an NYSE traded company. Ms. Cady majored in Bioscience at the University of California, Santa Barbara and became director of a radioimmunoassay laboratory for the University's Institute of Environmental Stress.

     Harold N. Chefitz has served as a Director of WC plc since 1995. Mr. Chefitz is a partner in the investment firm of Boles Knop & Company, LLC, Managing Director of CK Advisors, LLC and general partner of CK Capital LP. Mr. Chefitz was formerly a Senior Managing Director of Gerard Klauer Mattison & Co. ("GKM") and the Chairman of Chefitz Health Care Investments. Before joining GKM, Mr. Chefitz was Managing Director and Head of the Health Care Group at Prudential Securities. Mr. Chefitz has held various positions with Furman Selz Incorporated (an international securities and investment banking firm), Swergold, Chefitz Incorporated (an investment banking firm co-founded by Mr. Chefitz) and Goldman, Sachs & Co. and has over 25 years of experience in domestic and international health care financings. Mr. Chefitz has a B.S. degree from Boston University and attended Boston College Law School. Mr. Chefitz served as the Chairman of the Board of Columbia University School of Pharmaceutical Sciences. Mr. Chefitz currently serves as a member of the Board of Directors of Kensey Nash, Precision Therapeutics and Elan Motor Technology.

     Tina deVries, Ph.D. has served as Senior Director of Research and Development of WC plc since 1996. From 1989 to 1990, Dr. deVries served with Warner-Lambert Company in their Research and Development Department and she has over seven years of experience in the R&D area, previously serving as Senior Research Associate, Parke-Davis Pharmaceutical Research. Dr. deVries holds a B.S. in Pharmacy and Ph.D. in Pharmaceutics and Pharmaceutical Chemistry from The Ohio State University.

     Bruce L. Downey has served as a Director of WC plc since 1997. Since 1994, Mr. Downey has served as Chairman, Chief Executive Officer and President of Barr Laboratories, Inc.

     Norma A. Enders has served as Senior Vice President of Regulatory Affairs for WC plc since 1996. From 1985 to 1996, Ms. Enders was employed with Warner-Lambert Company with responsibility for Warner Chilcott Division Regulatory Affairs. Ms. Enders holds a B.S. degree in Pharmacy from Rutgers College of Pharmacy.

     Christopher J. Gabanski has served as Vice President, Dermatology Sales, since 1998. From 1997 to 1998 Mr. Gabanski served as Vice President, Sales, Genderm Corp. From 1992 to 1996 Mr. Gabanski served as Regional Sales Director of Neutrogena Dermatologics, a Johnson and Johnson company.

     Elizabeth Greenberg has served as Vice President, Human Resources since September 1999. From 1988 to 1999 she was Vice President, Human Resources at Vital Signs Inc., a publicly traded medical device company. Ms. Greenberg holds a B.A. from Montclair State University.

     Arthur F. Haney has served as a Director of WC plc since February 28, 2000. He is the Roy T. Parker Professor of Obstetrics and Gynecology at Duke University Medical Center and Director of Duke's Division of Reproductive Endocrinology and Infertility since 1981. Dr. Haney received a B.S.E.E. from the University of Pennsylvania and an M.D. from the University of Arizona College of Medicine.

     Beth P. Hecht has served as Senior Vice President and General Counsel since 1999. From 1997 to 1999, Ms. Hecht served as General Counsel, Vice President and Secretary of ChiRex Inc., a publicly traded pharmaceutical and fine chemical concern. Prior to joining ChiRex, from 1993 to 1997, Ms. Hecht served as Corporate Counsel and Secretary for Alpharma, Inc., a multinational NYSE traded pharmaceutical company. Ms. Hecht received a B.A. from Amherst College and a J.D. from the Harvard Law School.

     Paul S. Herendeen has served as Executive Vice President and Chief Financial Officer since 1998. Mr. Herendeen has served as a Director of WC plc since 1996. From 1995 to 1998, Mr. Herendeen served as a Principal of Dominion Management Corp. Prior to joining Dominion, Mr. Herendeen was an investment professional with Prudential Equity Investors and held various investment banking positions with Oppenheimer & Co., Inc. and Continental Bank. Mr. Herendeen has a B.S. in Management from Boston College and an M.B.A. from the Darden School at the University of Virginia. Mr. Herendeen has served on the boards of directors of several private companies.

     David G. Kelly has served as Group Vice President, Finance of WC plc since 1995. Mr. Kelly has served as the Corporate Secretary of WC plc since 1997. From 1987 to 1990, he served in various capacities at Elan, including Projects Accountant, Director of Finance U.S., and most recently, from 1993 to 1995, Director of Operations and Administration of Elan Pharma, Inc. (U.S.). From 1990 to 1991 he served as Chief Financial Officer and then Chief Executive Officer of Xtra-Vision Corporation, a Boston based retail chain. Prior to 1987, Mr. Kelly was a Chartered Accountant at KPMG. He is a graduate in Economics from the University of Dublin, Trinity College.

     Thomas G. Lynch has served as a Director of WC plc since 1992. Mr. Lynch has served as the Executive Vice President and Chief Financial Officer of Elan since 1993. Prior to joining Elan, he was a partner in the international accounting firm of KPMG, where he specialized in the provision of international corporate finance services. Mr. Lynch is also a Director of Elan, Axogen Limited, Advanced Therapeutic Systems Limited, Nanogen Incorporated, Pembroke Capital Limited and Icon Limited.

     A. Dominick Musacchio has served as Vice President, New Business Development for WC plc since 1996. From 1973 to 1996, he served in various capacities at Warner-Lambert, including management positions with Parke-Davis and the Warner Chilcott Division of Warner-Lambert. In his previous position as Director, Marketing and Sales, he was one of the original senior management members responsible for planning and launching the generic pharmaceutical business of the Division. Mr. Musacchio holds a B.S. degree in Marketing and an M.B.A. in Marketing from Fairleigh Dickinson University.

     Robert K. Pallas has served as Vice President, Sales, since 1998. From 1997 to 1998 Mr. Pallas served as a consultant to Warner Chilcott, Inc. From 1994 to 1997 Mr. Pallas served as consultant in Sales and Marketing to Schering-Plough Corporation.

     David B. Pinkerton has served as a Director of WC plc since 1996. Mr. Pinkerton is Managing Director of Alternative Investments for AIG Global Investment Corp. ("AIG") since 1984 which includes a portfolio of approximately $4 billion of venture capital, leverage buyouts, direct placements and hedged strategies. From 1984 to 1986, Mr. Pinkerton was a securities analyst with AIG. Mr. Pinkerton received his B.S. degree in

Finance and Economics from the University of Delaware in 1983 and his J.D. degree from Brooklyn Law School in 1990.

     William J. Poll has served as Vice President, Finance and Trade Relations for WC plc since 1996. From 1977 to 1996 he served in various capacities at Warner-Lambert, including Director of Financial Information Services. Mr. Poll is a C.P.A. and has a B.S. degree in Accounting and an M.B.A. in Finance from Seton Hall University.

     Didier Voydeville has served as a Director of WC plc since 1999. Mr. Voydeville is the Chairman and Chief Executive Officer of La Financiere de Dion, an investment advisory firm located in France. Mr. Voydeville has been with FDD since 1994 and serves as an advisor to Halisol S.A. and Madame Nicole Bru, shareholders of WC plc. Prior to joining FDD, Mr. Voydeville was a Project Finance Officer at the Ministry of Industry, a French government post. He holds a Doctorate in Economics from the University of Paris. Mr. Voydeville currently serves as a member of the Board of Directors of La Lorraine D'Investissement Et De Conseil Eurl and also serves as a representative of Halisol S.A. to SPEF Pre-IPO European Fund, Association Docteurs Bru and SA du 12 Rue De La Bourse.

     Kathleen A. Wickman has served as Vice President, Marketing, of WC plc since 1999. From 1996 until 1999, Ms. Wickman served in various positions including Strategic Business Director for Berlex Laboratories, a unit of Schering AG.

ITEM 14.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The following documents are filed with this Form 10-K

     FINANCIAL STATEMENTS:
     Index to Consolidated Financial Statements
     Independent Auditors' Report
     Statement of Independent Chartered Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flow for the Years Ended December 31, 1999, 1998 and 1997
     Notes to the Consolidated Financial Statements

     FINANCIAL STATEMENT SCHEDULE:
     Schedule II -- Valuation and Qualifying Accounts
      The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     EXHIBITS FILED AS PART OF THIS REPORT:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  2.1++       Asset Purchase Agreement, dated as of February 13, 1996, by and between Warner Chilcott, Inc. and Warner-Lambert Company
  3.1++       Memorandum and Articles of Association, as amended, of
              Warner Chilcott Public Limited Company
  4.1++       Deposit Agreement, dated as of June 16, 1997, among the
              Company, The Bank of New York, and Owners from time to time of the Company's ADSs
  4.2++       Form of Ordinary Share Certificate
  4.3++       Form of ADR Certificate (included within Exhibit 4.1)
  4.4++       Form of Senior Subordinated Discount Note
  4.5++       Form of Convertible Senior Subordinated Discount Note
  4.6++       Form of Warrant for converting holders of Rule 144 ADSs
 10.1###      Incentive Share Option Scheme of the Company, originally
              adopted on April 3, 1997, amended on June 3, 1999
 10.2###      Agreement between Elan Corporation, plc and the Company
              dated June 24, 1999
 10.3###      Asset Purchase Agreement between Warner Chilcott, Inc. and
              Medicis Pharmaceutical Corp. dated September 14, 1999
 10.4+++*     Asset Purchase Agreement between Warner Chilcott, Inc. and
              Bristol-Myers Squibb dated January 26, 2000
 10.5+++*     Estrace Transitional Support and Supply Agreement between
              Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott,
              Inc. dated January 26, 2000
 10.6++*      Administrative Support Agreement, dated as of October 17,
              1994, by and between the Company and Elan
 10.7+++*     Ovcon Transitional Support and Supply Agreement between
              Bristol-Squibb Pharmaceuticals, Inc. and Warner Chilcott,
              Inc. dated January 26, 2000
 10.8++*      Gemfibrozil Supply Agreement, dated as of March 28, 1996,
              between Warner Chilcott, Inc. and Warner-Lambert
 10.9++*      Desmopressin Agreement, dated as of March 28, 1996, by and between the Company and Warner-Lambert
 10.10++*     Choledyl SA Supply Agreement, dated as of June 26, 1997, by and between Warner Chilcott (Bermuda) Limited and
              Warner-Lambert
 10.11++*     Doryx and Eryc Packaging Agreement, dated as of June 26,
              1997, by and between Warner Chilcott (Bermuda) Limited and
              Warner-Lambert
 10.12z       Employment Agreement between the Company and Diane Cady,
              dated June 15, 1999
 10.13++      Shareholders Agreement, dated as of October 17, 1994, by and between the Company and Elan
 10.14+       Shareholders Agreement, dated as of August 13, 1997, between the Company and Barr Laboratories, Inc.
 10.15++*     Manufacturing Agreement, dated as of December 30, 1994, by and between the Company and Mova Pharmaceutical Corporation
 10.16++*     Development Agreement, dated as of January 19, 1995, by and between the Company and Mova
 10.17++*     LoCholest Supply Agreement, dated as of September 13, 1996, by and between the Company and Eon Labs Manufacturing Inc.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.18++*     Supply and Rebate Agreement, dated as of May 17, 1996, by
              and between the Company and Cardinal Distribution
 10.19++*     Supply and Rebate Agreement, dated as of March 28, 1997, by and between the Company and McKesson Drug Company
 10.20+*      License and Distribution Agreement, dated as of December 31,
              1997, by and between the Company and FH Faulding & Co. Ltd.
 10.21++      Private Placement Memorandum dated as of March 13, 1996
 10.22++      Purchase Agreement, dated as of April 25, 1996, by and among the Company, Warner Chilcott, Inc. and the purchasers named therein
 10.23++      Registration Rights Agreement, dated as of October 17, 1994, by and among the Company and the purchasers named therein, together with all amendments thereto
 10.24++      Registration Rights Agreement, dated as of April 25, 1996, by and among the Company and the purchasers named therein, together with all amendments thereto
 10.25++      Indenture, dated as of April 15, 1996, by and between Warner
              Chilcott, Inc. and Fleet National Bank of Connecticut, as
              Trustee
 10.26++      Warrant Agreement, dated as of October 17, 1994, by and
              between the Company and Elan
 10.27++      Warrant Agreement, dated as of March 26, 1996, by and
              between the Company and Warner-Lambert
 10.28z       Employment Agreement between the Company and Norma A.
              Enders, dated August 20, 1999
 10.29++      Purchase Agreement, dated as of June 26, 1997, by and
              between Warner Chilcott (Bermuda) Limited and Warner-Lambert
 10.30++      Stock and Warrant Purchase Agreement, dated as of July 8,
              1997, by and between Barr Laboratories, Inc. and the Company
 10.31++      Exchange Agreement, dated as of June 15, 1997, by and among the Company and the exchanger parties thereto
 10.32z       Employment Agreement between the Company and James G.
              Andress, dated August 1, 1999
 10.33z       Employment Agreement between the Company and Roger M.
              Boissonneault, dated August 1, 1999
 10.34z       Employment Agreement between the Company and Paul S.
              Herendeen, dated August 1, 1999
 10.35+       Employment Agreement between the Company and Beth P. Hecht, dated December 1, 1998
 10.36#       Warrant Certificate Agreement between the Company and James
              G. Andress, dated October 31, 1996
 10.37#       Warrant Certificate Agreement between the Company and James
              G. Andress, dated October 31, 1996
 10.38#       Warrant Certificate Agreement between the Company and Roger
              M. Boissonneault, dated October 31, 1996
 10.39#       Warrant Certificate Agreement between the Company and Paul
              S. Herendeen, dated February 3, 1998
 10.40#       Revolving Credit and Security Agreement, dated March 30,
              1998, among Warner Chilcott, Inc., PNC Bank National
              Association and the Lenders thereto
 10.41#       Financial Support Undertaking, dated March 30, 1998, made by the Company and Warner Chilcott (Bermuda) Limited in favor of PNC Bank National Association

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 10.42#       Continuing Limited Non-Recourse and Collateralized Guaranty,
              dated March 30, 1998, made by Warner Chilcott (Bermuda)
              Limited in favor of PNC Bank National Association
 10.43#       Trademark Collateral Assignment and Security Agreement, from
              WCI to PNC Bank National Association dated March 30, 1998
 10.44#       Trademark Collateral Assignment and Security Agreement from
              Warner Chilcott (Bermuda) Limited to PNC Bank National
              Association dated March 30, 1998
 10.45##*     Promotion Agreement between Schering Corporation and the
              Company dated July 16, 1998
 10.46##*     First Amendment to Promotion Agreement with Schering
              Corporation dated September 3, 1998
 10.47###*    Second Amendment to Promotion Agreement with Schering
              Corporation dated May 10, 1999
 10.48z       Indenture, dated as of February 15, 2000, between Warner
              Chilcott, Inc. and Bank of New York, as Trustee
 10.49z       Senior Note Purchase Agreement between Warner Chilcott, Inc.
              and Credit Suisse First Boston dated February 15, 2000
 10.50z       Registration Rights Agreement dated February 15, 2000, among
              Warner Chilcott, Inc., Credit Suisse First Boston
              Corporation, CIBC World Market Corp. and SG Cowen Securities
              Corporation
 10.51z       Amendment to Revolving Credit and Security Agreement dated
              February 28, 2000, between Warner Chilcott, Inc. and PNC
              Bank National Association
 27.1z        Financial Data Schedule

    ---------------


    ++ Previously filed by the Registrant in the Registration Statement on Form F-1, as amended (File no. 333-7240), and incorporated by reference.

    # Previously filed by the Registrant in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated by reference.

    ## Previously filed by the Registrant in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated by reference.

   ### Previously filed by the Registrant in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

  #### Previously filed by the Registrant in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

    + Previously filed by the Registrant in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference.

   +++ Previously filed by the Registrant in the Company's Report on Form 8-K dated February 15, 2000.

     z  Filed herewith.

     * Confidential material has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment.

   (b)  Report on Form 8-K:

     On February 29, 2000 we filed a Form 8-K Report, dated February 15, 2000, which announced our purchase of three branded pharmaceutical products from Bristol-Myers Squibb Company and our Warner Chilcott Inc. subsidiary's issuance of $200 million aggregate principal amount of debt securities.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                      (Registrant)

                                      By:        /s/ JAMES G. ANDRESS
                                         ---------------------------------------
                                         Name: James G. Andress
                                          Title:  Chairman, Chief Executive
                                                  Officer and Director

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

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----
               /s/ JAMES G. ANDRESS                     Chairman, Chief Executive       March 16, 2000
---------------------------------------------------   Officer (Principal Executive
                 James G. Andress                         Officer) and Director

            /s/ ROGER M. BOISSONNEAULT                 President, Chief Operating       March 16, 2000
---------------------------------------------------       Officer and Director
              Roger M. Boissonneault

               /s/ PAUL S. HERENDEEN                    Executive Vice President,       March 16, 2000
---------------------------------------------------      Chief Financial Officer
                 Paul S. Herendeen                      (Principal Financial and
                                                         Accounting Officer) and
                                                                Director

                /s/ JAMES H. BLOEM                              Director                March 16, 2000
---------------------------------------------------
                  James H. Bloem

               /s/ HAROLD N.CHEFITZ                             Director                March 16, 2000
---------------------------------------------------
                 Harold N. Chefitz

                /s/ BRUCE L. DOWNEY                             Director                March 16, 2000
---------------------------------------------------
                  Bruce L. Downey

                /s/ ARTHUR F. HANEY                             Director                March 16, 2000
---------------------------------------------------
                  Arthur F. Haney

                /s/ THOMAS G. LYNCH                             Director                March 16, 2000
---------------------------------------------------
                  Thomas G. Lynch

              /s/ DAVID B. PINKERTON                            Director                March 16, 2000
---------------------------------------------------
                David B. Pinkerton

               /s/ DIDIER VOYDEVILLE                            Director                March 16, 2000
---------------------------------------------------
                 Didier Voydeville