Form 10-Q/A
period 1999-09-30
WARNER CHILCOTT PLC
filed 2000-04-27
CIK 1042459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

American Depositary Shares, representing Ordinary Shares, par value $.05 each; Ordinary Shares, par value $.05 each; 12,390,730 Ordinary Shares outstanding at March 31, 2000.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                Table of Contents

                                                    Page No.

Item 6.  Exhibits and Reports on Form 8-K             3

Signatures                                            4

Item 6.  Exhibits and Reports on Form 8-K

                  a.       The following exhibits were filed as follows:

                  Exhibit No.       Description

                      10.1 Asset Purchase Agreement between Warner Chilcott, Inc. and Medicis Pharmaceutical Corporation, dated September 14, 1999(1)

                      27            Financial Data Schedule(2)


                  b. Reports on Form 8-K:

                  No report was filed during the three months ended September 30, 1999.


  (1) This exhibit is being refiled with this amendment. Confidential material has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment.

  (2) This exhibit was filed with the Form 10-Q on November 9, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                            (Registrant)



April 27, 2000                      /s/ Paul S. Herendeen
                                        -----------------
                                        Paul S. Herendeen
                                        Executive Vice President &
                                        Chief Financial Officer
                                        (Principal Financial Officer)



April 27, 2000                      /s/ David G. Kelly
                                      -----------------
                                        David G. Kelly
                                        Group Vice President, Finance
                                        (Principal Accounting Officer)