Form 10-Q
period 2000-03-31
WARNER CHILCOTT PLC
filed 2000-05-15
CIK 1042459

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 005-52501

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  IRELAND                                           N/A
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

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

     American Depositary Shares, representing Ordinary Shares, par value $.05 each; Ordinary Shares, par value $.05 each; 12,390,730 Ordinary Shares outstanding at March 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
Part I -- Financial Information
Item 1.  Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999.........................................       2
         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2000 and 1999.............................       3
         Consolidated Statements of Cash Flows for Three Months Ended
           March 31, 2000 and 1999...................................       4
         Notes to the Unaudited Consolidated Financial Statements....    5-10
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   11-16
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................      16

Part II -- Other Information
Item 4.  Legal Proceedings...........................................   16-17
Item 5.  Other Information...........................................      17
Item 6.  Exhibits and Reports on Form 8-K............................      17
Signatures...........................................................      18

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
ASSETS
  Current Assets:
     Cash and cash equivalents..............................  $  36,112     $  50,954
     Accounts receivable, net...............................     21,753        11,526
     Inventories............................................      6,135         4,025
     Prepaid expense and other assets.......................      1,342           864
                                                              ---------     ---------
       Total current assets.................................     65,342        67,369
                                                              ---------     ---------
  Fixed Assets:
     Equipment, furniture and fixtures, net.................      1,124         1,177
  Intangible assets, net....................................    236,484        63,865
  Other assets..............................................      8,224            51
                                                              ---------     ---------
       Total assets.........................................  $ 311,174     $ 132,462
                                                              =========     =========
LIABILITIES
  Current Liabilities:
     Accounts payable.......................................  $   5,733     $   3,204
     Accrued liabilities....................................      8,722         7,438
     Due to Elan Corporation, plc and subsidiaries..........        172           262
                                                              ---------     ---------
       Total current liabilities............................     14,627        10,904
                                                              ---------     ---------
  Other Liabilities:
     Working capital facility...............................         --        12,098
     Long-term debt.........................................    196,370        10,476
                                                              ---------     ---------
       Total liabilities....................................    210,997        33,478
                                                              ---------     ---------
SHAREHOLDERS' EQUITY
  Ordinary Shares, par value $.05 per share; 50,000,000
     shares authorized, 12,390,730 shares issued and
     outstanding at March 31, 2000, and 12,377,034 issued
     and outstanding at December 31, 1999...................        619           619
  Deferred Shares, par value IRL1 per share; 30,000 shares
     authorized, 30,000 shares issued and outstanding at
     March 31, 2000 and December 31, 1999...................         45            45
  Additional paid-in capital................................    209,520       209,062
  Accumulated deficit.......................................   (109,698)     (110,279)
  Deferred compensation.....................................       (309)         (463)
                                                              ---------     ---------
     Total shareholders' equity.............................    100,177        98,984
                                                              ---------     ---------
       Total liabilities and shareholders' equity...........  $ 311,174     $ 132,462
                                                              =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
REVENUES
  Branded product sales.....................................  $   14,168    $    8,300
  Generic product sales.....................................       3,367         5,566
  Marketing alliance and other revenue......................       8,544         7,182
                                                              ----------    ----------
     Total revenues.........................................      26,079        21,048
                                                              ----------    ----------
OPERATING EXPENSES
  Cost of goods sold........................................       6,127         8,449
  Selling, general and administrative.......................      12,647        12,111
  Depreciation and amortization.............................       2,421         1,412
  Research and development..................................         469           841
                                                              ----------    ----------
     Total operating expenses...............................      21,664        22,813
                                                              ----------    ----------
OPERATING INCOME (LOSS).....................................       4,415        (1,765)
                                                              ----------    ----------
OTHER INCOME (EXPENSE)
  Interest income...........................................         565           539
  Interest expense..........................................      (3,668)         (771)
                                                              ----------    ----------
     Total other income (expense)...........................      (3,103)         (232)
                                                              ----------    ----------
INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM...........       1,312        (1,997)
                                                              ----------    ----------
Income taxes................................................          --            --
                                                              ----------    ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................       1,312        (1,997)
                                                              ----------    ----------
Extraordinary item..........................................        (731)           --
                                                              ----------    ----------
NET INCOME (LOSS)...........................................  $      581    $   (1,997)
                                                              ==========    ==========
EARNINGS (LOSS) PER SHARE:
Basic
  Income (loss) before extraordinary item...................  $     0.11    $    (0.16)
  Extraordinary item........................................  $    (0.06)   $       --
  Net income (loss).........................................  $     0.05    $    (0.16)
                                                              ==========    ==========
Diluted Income (loss) before extraordinary item.............  $     0.10    $    (0.16)
  Extraordinary item........................................  $    (0.05)   $       --
  Net income (loss).........................................  $     0.05    $    (0.16)
                                                              ==========    ==========
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
  Basic.....................................................  12,382,742    12,366,808
                                                              ==========    ==========
  Diluted...................................................  12,726,250    12,366,808
                                                              ==========    ==========

     See accompanying notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $     581    $(1,997)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
     Depreciation and amortization..........................      2,421      1,412
     Amortization on senior notes...........................         33         --
     Deferred financing cost write-off......................        207         --
     Stock compensation expense.............................        495        155
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, prepaid
        expense and other assets............................    (10,853)    11,121
       (Increase) decrease in inventories...................     (2,110)     2,053
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................      3,813     (1,602)
       Decrease in due to/from Elan Corporation, plc and
        subsidiaries........................................        (90)    (9,060)
                                                              ---------    -------
          Net cash (used in) provided by operating
            activities......................................     (5,503)     2,082
                                                              ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of branded products from Bristol-Myers Squibb....   (175,054)        --
  Purchase of fixed assets..................................        (26)       (54)
                                                              ---------    -------
     Net cash used in investing activities..................   (175,080)       (54)
                                                              ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Working capital facility repayment, net...................    (12,098)    (2,200)
  Proceeds from issuance of senior notes due 2008...........    196,337         --
  Redemption of senior subordinated discount notes due
     2001...................................................    (10,476)        --
  Increase in other assets..................................     (8,139)        --
  Net proceeds from issuance of share capital -- stock
     option exercises.......................................        117         --
                                                              ---------    -------
     Net cash provided by (used in) financing activities....    165,741     (2,200)
                                                              ---------    -------
Net decrease in cash and cash equivalents...................    (14,842)      (172)
  Cash and cash equivalents, beginning of period............     50,954     43,133
                                                              ---------    -------
  Cash and cash equivalents, end of period..................  $  36,112    $42,961
                                                              =========    =======

     See accompanying notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to the consolidated financial statements included in Warner Chilcott Public Limited Company's (the "Company") 1999 Annual Report on Form 10-K.

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

2. INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined principally on the basis of first-in, first-out or standards that approximate average cost.

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Raw materials...............................................   $   17         $   17
Finishing supplies..........................................       19              3
Work in process.............................................      678            957
Finished goods..............................................    5,839          3,936
                                                               ------         ------
                                                                6,553          4,913
Less: Reserves for obsolescence.............................      418            888
                                                               ------         ------
  Inventories...............................................   $6,135         $4,025
                                                               ======         ======

3. DEBT

  Issuance of Senior Notes Due 2008

     On February 15, 2000 Warner Chilcott, Inc., the Company's wholly-owned U.S. operating subsidiary ("WCI"), issued $200,000 of 12 5/8% senior notes due 2008 at a discount of $3,663 to yield 13% (the "Notes"). Interest payments on the Notes are due semi-annually in arrears on each February 15th and August 15th beginning August 15, 2000. Proceeds from the issuance of the Notes, net of the discount and estimated transaction expenses, were approximately $188,300, and were utilized to fund the acquisition of the three branded pharmaceutical products from Bristol-Myers Squibb (see note 4). The Notes are included in the Company's Balance Sheet net of the discount. The discount and transaction fees are being amortized to interest expense over the eight-year term of the Notes. The Notes are unconditionally guaranteed by Warner Chilcott, plc, WCI's parent company.

     On or after February 15, 2004 the Notes are redeemable at the option of WCI, in whole or part, prior to maturity at redemption prices which decrease annually and range from 106.3125% to 100% of the principal amount of the Notes plus accrued interest. In addition, before February 15, 2003 up to 35% of the aggregate principal amount of the Notes are redeemable at the option of WCI from the proceeds of one or more public equity offerings of the Company at a redemption price of 112.625% plus accrued interest. If the Company were to undergo a change of control, each Note holder would have the right to require that WCI repurchase the Notes at a purchase price equal to 101% of the principal amount plus accrued interest. The Note indenture limits the Company's ability to incur or guarantee additional debt, as well as pay dividends or distributions on, or redeem or repurchase, capital stock.

  Redemption of Senior Subordinated Discount Notes Due 2001

     On February 14, 2000 the Company prepaid all $10,476 of the senior subordinated discount notes outstanding at a redemption price equal to 105% of the principal amount outstanding. The redemption

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

premium of $524 and the write-off of the deferred financing costs of $93 associated with theses notes are included in the extraordinary item in the Company's Statement of Operations for the three months ended March 31, 2000.

  Amendment to Working Capital Credit Facility

     On February 18, 2000 WCI prepaid all amounts outstanding under its senior secured working capital credit facility. On February 28, 2000 WCI amended its credit facility to reduce the maximum amount available to $10,000 from $30,000 and to extend the expiration date to February 2, 2002. Warner Chilcott, plc unconditionally guaranteed WCI's obligation under the amended credit facility. Other terms of the amended credit facility, provided by PNC Business Credit, are substantially the same as the previous credit facility. The write-off of the deferred financing costs of $114 associated with the previous credit facility is included in the extraordinary item in the Company's Statement of Operations for the three months ended March 31, 2000.

4. PRODUCT ACQUISITIONS

     On February 15, 2000 the Company completed the acquisition of three branded pharmaceutical products from Bristol-Myers Squibb Company ("BMS") for a purchase price of $175,054. The products acquired were Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50. In connection with the acquisition, the Company entered into transitional support and supply agreements with BMS under which BMS will supply the Company with its requirements for Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50 for a period of up to 10 years. The Company acquired all of the intangible assets associated with the three products including the trademarks, regulatory files, manufacturing know-how and other intellectual property. The acquisition of the products is being accounted for as a purchase. Under purchase accounting, the purchase price is allocated to the tangible and intangible assets acquired based upon their respective fair values as of the purchase date in accordance with Accounting Principles Board Opinion No. 16. The allocation of the purchase price for the branded pharmaceutical products from BMS resulted in an allocation of $168,000 to the products and $7,054 to goodwill, as there were no tangible assets acquired. The acquired intangible assets are being amortized over 20 years, their estimated useful life.

     The following unaudited pro forma information has been prepared as if the February 2000 acquisition of the products, the issuance of the senior notes due 2008, the early redemption of senior subordinated discount notes due 2001 and the prepayment of amounts outstanding under the working capital credit facility (see note 3) had occurred on January 1, 1999 and does not include cost savings expected from the transactions. The unaudited pro forma information does not purport to represent our consolidated results of operations that would have been achieved had the transaction to which pro forma effect is given been consummated as the date or period indicated.

                                                             THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------------
                                                             2000                   1999
                                                      --------------------    --------------------
                                                      ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                                      -------    ---------    -------    ---------
Revenues............................................  $26,079    $26,379     $21,048    $32,788
Income (Loss) before extraordinary item.............  $ 1,312    $(3,686)    $(1,997)   $   318
Earnings (Loss) per share -- before extraordinary
  item -- Basic.....................................  $  0.11    $ (0.30)    $ (0.16)   $  0.03
Earnings (Loss) per share -- before extraordinary
  item -- Diluted...................................  $  0.10    $ (0.29)    $ (0.16)   $  0.03

5. SCHERING PLOUGH AGREEMENT

     During the three months ended March 31, 2000 the Company derived 15% of its total revenue from the promotion of certain branded pharmaceutical products on behalf of Schering-Plough. The Company's sales force promotes these Schering-Plough products to a targeted physician population and in turn receives a fee based on the market performance of the products. The agreement under which the Company promotes these products expires in December 2000 but may be terminated sooner by either party under certain circumstances.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                        (IN THOUSANDS OF U.S. DOLLARS)

Revenue from this arrangement is included in the Statement of Operations under the caption "Marketing alliance and other revenue."

6. ELAN AGREEMENTS

     In March 1999 the Company reached a binding agreement with Elan Corporation, plc ("Elan") under which Elan agreed to acquire the Company's marketing rights to an extended-release nifedipine product. Under terms of the agreement, as of March 31, 1999 Elan was obligated to make a non-refundable payment, which was received, of $3,000 to the Company and such amount was recorded as revenue in the first quarter of 1999 under the caption "Marketing alliance and other revenue." In June 1999 the Company executed the definitive agreement licensing the extended-release nifedipine product to Elan and received an additional $4,000 that was recorded as revenue in the second quarter of 1999. Under the agreement, additional license fees may be earned by the Company upon the completion of certain milestones including FDA approval of the pending ANDA for the product. The Company is also entitled to receive royalties based upon revenues derived from the product. Other than the $7,000 described above, the Company earned no additional fees or royalties under this agreement during the year ended December 31, 1999. During the three months ended March 31, 2000 the Company earned a milestone payment of $2,000 upon the FDA approval of the ANDA for the product and $600 in royalty fees, both of which are included under the caption "Marketing alliance and other revenue."

7. SALE OF VECTRIN(R)

     During September 1999 the Company completed the sale of its Vectrin(R) product line including certain inventory, samples and the related FDA approval, and received $11,000 in cash at closing. The Company reported a pre-tax gain of $2,744 from the sale. As part of the sale and purchase agreement, the Company is also entitled to receive royalties and milestone payments based on certain future events. During the three months ended March 31, 2000 the Company earned milestone and royalty payments totaling $2,044. Both the milestone and royalty revenues are included in the Statement of Operations under the caption "Marketing alliance and other revenue."

8. NET INCOME (LOSS) PER ORDINARY SHARE

     Basic net income (loss) per ordinary share has been computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all potentially dilutive ordinary shares outstanding during the period, and adjusting net income for any changes in income or loss that would result from the conversion of such potential ordinary shares.

     The amount of dilution attributable to share options and warrants issued by the Company is computed under the treasury stock method and depends on the average market price of the Company's ordinary shares for the period. For the three months ended March 31, 2000 an additional 343,508 shares were added to the weighted average number of ordinary shares outstanding in computing diluted earnings per share. Net income used for computing diluted earnings per share was the same as that used for computing basic earnings per share for the three months ended March 31, 2000. Net loss and weighted average shares outstanding used for computing basic and diluted loss per share for the three months ended March 31, 1999 were the same. Stock options and warrants were not included in the diluted calculation since the inclusion of such shares would be antidilutive.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

9. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive loss is comprised solely of net loss.

10. CONTINGENCIES

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

11. UNITED STATES FEDERAL INCOME TAXES

     The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. The Company's wholly-owned United States subsidiary, Warner Chilcott, Inc., is a United States corporation and, as such, is subject to United States taxation. Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not accrue a liability for Federal or State income taxes in the three months ended March 31, 2000 as a result of the anticipated utilization of these net operating loss carryforwards.

12. CONSOLIDATING SCHEDULE

     Following are consolidating schedules reflecting Balance Sheet and Statement of Operations information for the Company as of March 31, 2000, and for the three months ended March 31, 2000 and 1999:

                                                                               WARNER
                                                WARNER                        CHILCOTT
                                               CHILCOTT                     LABORATORIES
                                 WARNER       (BERMUDA),       WARNER         IRELAND      ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.       LTD.         ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
MARCH 31, 2000
BALANCE SHEET INFORMATION:
ASSETS
  Cash and cash
     equivalents............    $     17       $  6,066       $ 30,029         $   --       $      --      $ 36,112
  Accounts receivable.......          --             --         20,978            775              --        21,753
  Inventories...............          --             --          6,135             --              --         6,135
  Other assets..............          45             --          1,297                             --         1,342
                                --------       --------       --------         ------       ---------      --------
     Total current assets...          62          6,066         58,439            775              --        65,342
                                --------       --------       --------         ------       ---------      --------
  Long-term assets..........          --             --        242,109          3,723              --       245,832
  Investment in
     subsidiaries...........     185,594             --             --             --        (185,594)           --
                                --------       --------       --------         ------       ---------      --------
     Total assets...........    $185,656       $  6,066       $300,548         $4,498       $(185,594)     $311,174
                                ========       ========       ========         ======       =========      ========

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                        (IN THOUSANDS OF U.S. DOLLARS)

                                                                               WARNER
                                                WARNER                        CHILCOTT
                                               CHILCOTT                     LABORATORIES
                                 WARNER       (BERMUDA),       WARNER         IRELAND      ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.       LTD.         ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
LIABILITIES AND EQUITY
  Current liabilities.......    $    257       $     --       $ 14,258         $  112       $      --      $ 14,627
  Inter-company accounts....      19,947        (15,676)        (3,893)          (378)             --            --
  Working capital
     facility...............          --             --             --             --              --            --
  Long-term debt............          --             --        196,370             --              --       196,370
  Shareholders' equity......     165,452         21,742         93,813          4,764        (185,594)      100,177
                                --------       --------       --------         ------       ---------      --------
     Total liabilities and
       shareholders'
       equity...............    $185,656       $  6,066       $300,548         $4,498       $(185,594)     $311,174
                                ========       ========       ========         ======       =========      ========
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
  Product sales.............    $     --       $     --       $ 17,535         $   --       $      --      $ 17,535
  Marketing alliance and
     other revenue..........          --             --          5,975          2,600             (31)        8,544
                                --------       --------       --------         ------       ---------      --------
     Total revenues.........          --             --         23,510          2,600             (31)       26,079
                                --------       --------       --------         ------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold........          --             --          6,127             --              --         6,127
  Selling, general &
     admin..................         499              6         12,105             37              --        12,647
  Depreciation and
     amortization...........          --             --          2,343             78              --         2,421
  Research and
     development............          --             --             24            476             (31)          469
                                --------       --------       --------         ------       ---------      --------
     Total operating
       expenses.............         499              6         20,599            591             (31)       21,664
                                --------       --------       --------         ------       ---------      --------
  Interest income (expense),
     net....................          --            234         (3,337)            --              --        (3,103)
  Income taxes..............          --             --             --             --              --            --
  Extraordinary item........          --             --           (731)            --              --          (731)
                                --------       --------       --------         ------       ---------      --------
     NET INCOME (LOSS)......    $   (499)      $    228       $ (1,157)        $2,009       $      --      $    581
                                ========       ========       ========         ======       =========      ========
MARCH 31, 1999
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
     Product sales..........    $     --       $     --       $ 13,866         $   --       $      --      $ 13,866
     Marketing alliance and
       other revenue........          --             --          3,853          3,379             (50)        7,182
                                --------       --------       --------         ------       ---------      --------
     Total revenues.........          --             --         17,719          3,379             (50)       21,048
                                --------       --------       --------         ------       ---------      --------

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                        (IN THOUSANDS OF U.S. DOLLARS)

                                                                               WARNER
                                                WARNER                        CHILCOTT
                                               CHILCOTT                     LABORATORIES
                                 WARNER       (BERMUDA),       WARNER         IRELAND      ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.       LTD.         ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
OPERATING EXPENSES
  Cost of goods sold........          --             --          8,449             --              --         8,449
  Selling, general &
     admin..................         270              6         11,487            348              --        12,111
  Depreciation and
     amortization...........          --             --          1,334             78                         1,412
  Research and
     development............          --             --            131            760             (50)          841
                                --------       --------       --------         ------       ---------      --------
     Total operating
       expenses.............         270              6         21,401          1,186             (50)       22,813
                                --------       --------       --------         ------       ---------      --------
  Interest income (expense),
     net....................          --            349           (581)            --              --          (232)
  Income taxes..............          --             --             --             --              --            --
                                --------       --------       --------         ------       ---------      --------
     NET INCOME (LOSS)......    $   (270)      $    343       $ (4,263)        $2,193       $      --      $ (1,997)
                                ========       ========       ========         ======       =========      ========

13. SUBSEQUENT EVENT

     On May 4, 2000 the Company entered into an agreement with Galen Holdings, plc under which the Company would be acquired by Galen Holdings, plc. The acquisition would be effected through a scheme of arrangement under the laws of the Republic of Ireland. Under the agreement Galen Holdings, plc proposes to issue 2.5 new Galen ordinary shares for each of the Company's ordinary shares. The acquisition is subject to various conditions, including, among other things, sanction by the High Court of Ireland, regulatory approval, approval by the Company's and Galen's shareholders and Galen obtaining a listing of its shares, in American Depositary Share form, on NASDAQ.

     The proposed transaction with Galen would constitute a change of control under the 12 5/8% senior note indenture. Accordingly, holders of the $200,000 face amount of senior notes would have the right to require that WCI repurchase the senior notes at a purchase price equal to 101% of the principal amount plus accrued interest (see note 3).

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

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Risk Factors" and in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which may cause actual results to differ materially from those discussed in such forward-looking statements. We do not undertake to update our forward-looking statements to reflect future events or circumstances.

     The following discussion should be read in conjunction with the consolidated unaudited financial statements and notes thereto, appearing in Item 1 of this Form 10-Q.

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

     We currently market a portfolio of branded products including: NataFort(R), a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products; NataChew(TM), a prescription strength chewable prenatal vitamin; Estrace(R), a hormone replacement vaginal cream; Ovcon(R) 35 and Ovcon(R) 50, two oral contraceptives; Pyridium Plus(R), an orally active urinary tract analgesic antispasmodic agent used for irritative bladder conditions; Doryx(R), a broad spectrum antibiotic; LoCholest(R), a lipid regulator for the reduction of LDL cholesterol levels; K-Dur(R), a sustained release potassium supplement; Nitro-Dur(R), a nitroglycerin patch for the treatment of angina; and Lotrisone(R), a topical combination antifungal/corticosteroid. NataFort(R), NataChew(TM), Estrace(R), Ovcon(R) 35, Ovcon(R) 50, Pyridium Plus(R), Doryx(R) and LoCholest(R)are products owned by us; K-Dur(R), Nitro-Dur(R), and Lotrisone(R) are products owned by Schering-Plough and promoted by us under an agreement with Schering-Plough.

     As a result of our efforts to expand our branded product sales, gross margins improved from 39.1% for the three months ended March 31, 1999 to 65.1% for the current period. Branded products generally generate significantly higher gross margins than generic products.

HISTORY

     We are an Irish public limited company founded in 1992 as Nale Laboratories Limited. In March 1996 Nale acquired certain assets and assumed certain liabilities of Warner Chilcott Laboratories, a division of the Warner-Lambert Company. Following this transaction, Nale changed its name to Warner Chilcott Public Limited Company and the assets and liabilities acquired from Warner-Lambert are now organized in the United States in our wholly owned subsidiary Warner Chilcott, Inc.

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

     Our revenues are primarily generated in the United States and the U.S. dollar is our functional currency. Accordingly, our exposure to currency fluctuation is limited. Product sourcing from vendors and research and development agreements are normally contracted in U.S. dollars. As a company operating in multiple jurisdictions, we will be subject to taxation on our earnings in the jurisdictions in which we operate. At present, such jurisdictions include Ireland and the United States.

RECENT DEVELOPMENT

     On May 4, 2000 we entered into an agreement with Galen Holdings, plc under which we would be acquired by Galen Holdings, plc. The acquisition would be effected through a scheme of arrangement under the laws of the Republic of Ireland. Under the agreement Galen Holdings, plc proposes to issue 2.5 new Galen ordinary shares for each of our ordinary shares. The acquisition is subject to various conditions, including, among other things, sanction by the High Court of Ireland, regulatory approval, approval by our and Galen's shareholders and Galen obtaining a listing of its shares, in American Depositary Share form, on NASDAQ.

RESULTS OF OPERATIONS

  Three months ended March 31, 2000 and 1999

     Our first quarter total revenues of $26.1 million increased $5.0 million, or 23.9%, as compared to the prior year period. During both the first quarter of 2000 and 1999 our revenues were generated from three sources: (1) sales of our branded products, (2) marketing alliances, and (3) sales of generic products. The driving force behind the increase in revenues was higher sales of branded products, which increased 70.7% as compared to 1999.

     Our branded product sales increased $5.9 million to $14.2 million from $8.3 million in the first quarter 1999. Combined sales of NataFort(R) and NataChew(TM), our prenatal multi-vitamin lines, increased significantly from 1999. NataChew(TM), our chewable prenatal vitamin, was launched late in 1999. Doryx(R) sales were also significantly higher in the current quarter as compared to 1999. In February 2000 we acquired three branded pharmaceutical products from Bristol-Myers Squibb Company for a purchase price of $175.1 million. The products acquired were Estrace(R) cream Ovcon(R) 35 and Ovcon(R) 50. Sales of these newly acquired branded products are included in our reported branded sales for the first quarter 2000, and contributed $4.0 million of the increase in branded product sales as compared to 1999. Sales of generic products of $3.4 million declined $2.2 million, or 39.5%, from $5.6 million as we continued our planned exit from this low-margin business.

     Gross profit on product sales increased $6.0 million to $11.4 million, as compared with $5.4 million in the first quarter of 1999, driven by a $3.7 million increase in total product sales and a significant improvement in the average gross profit margin on those sales. Gross margin increased from 39.1% in the year-ago quarter to 65.1% in the first quarter of 2000 due to the high margins earned on the three products acquired from Bristol-Myers Squibb during the quarter and high-margin branded products accounting for a greater percentage of total product sales.

     Marketing alliance and other revenue totaled $8.5 million in the quarter, up $1.4 million, or 19.0%, from $7.2 million in 1999. In the first quarter of 2000, this revenue was generated from three sources: (1) royalties under our promotion agreement with Schering Plough Corporation, (2) milestone and royalties under our license agreement with Elan Corporation, plc for an extended release nifedipine product, and (3) milestone and royalties under our agreement with Medicis Pharmaceutical Corp. relating to a 75mg minocycline product. Under the agreement with Schering Plough, we earn a fixed royalty plus incentive amounts based upon the market share performance of three branded products:
K-Dur(R), Lotrisone(R) and Nitro-Dur(R). During the first quarter of 2000 we earned incentive amounts on K-Dur(R) and Lotrisone(R). In March 2000 the extended release nifedipine product received FDA approval and was launched in the United States. The approval triggered a $2.0 million payment to us and with the launch we began to accrue a royalty based upon U.S. net sales of the nifedipine product. Also during the quarter, we achieved certain milestones related to the 75mg minocycline product and continued to earn royalties based upon Medicis' sales of the product. In the first quarter of 1999, marketing alliance and other revenue was predominately comprised of royalties earned under our promotion agreement with Schering Plough, $3.0 million earned by us as part of our licensing of the extended release nifedipine product to Elan and a modest royalty related to our promotion of two products, Estrace(R) cream and Ovcon(R) 35, for Bristol Myers Squibb.

     Selling, general and administrative expenses of $12.6 million were 4.4% higher than the $12.1 million incurred in the first quarter of 1999. Administrative expenses were essentially flat compared with the prior year while selling costs rose $0.5 million. Our field sales force was approximately the same size in the first quarter of 2000 as in the year ago quarter. The increase in selling cost was primarily the result of additional promotional expenses incurred in support of the three products acquired from Bristol Myers Squibb during the quarter and high sampling activity related to the launch of NataChew(TM). Depreciation and amortization of $2.4 million was $1.0 million higher than in the first quarter of 1999 primarily due to the amortization of the intangible assets associated with the acquired Estrace(R)and Ovcon(R) brands.

     Research and development costs of $0.5 million were down $0.3 million as compared with the first quarter of 1999. The decrease in spending was due to the timing of costs associated with the development of a 75mg minocycline product. We incurred nearly $0.4 million of such costs in the first quarter of 1999. The project was completed in the third quarter of 1999 and, accordingly, we did not incur any costs on this project in the first quarter of 2000. The 75mg minocycline project was successful and the FDA approved the product in September 1999. That approval triggered milestone and royalties included in marketing alliance and other revenue beginning in the third quarter of 1999 and continuing into 2000 as discussed above. We continue to focus on product development projects with near-term revenue potential and relatively low finding requirements including, for example, line extensions of our branded products.

     Interest income of $0.6 million was consistent with the prior year period. Interest expense of $3.7 million increased $2.9 million as compared to the prior year period. This increase was primarily due to the interest expense related to the issuance in mid-February 2000 of $200 million of 12 5/8% senior notes due 2008. Interest expense related to our working capital credit facility decreased $0.3 million due to our lower outstanding balance in the current quarter. Following the issuance of the senior notes, borrowings under our working capital credit facility during the remainder of the quarter were minimal. Also in mid-February 2000 we prepaid the outstanding principal balance due on our senior subordinated discount notes due 2001. Due to this early redemption, related interest expense for the first quarter 2000 was $0.2 million lower than the interest expense in the 1999 period. The extraordinary expense item of $0.7 million includes the $0.5 million penalty we incurred in connection with early redemption of the senior subordinated discount notes, and the write-off of deferred financing costs.

     For the first quarter of 2000 we posted our first quarterly net income of $0.6 million, or $0.05 per ordinary share on a diluted basis. This is an improvement of $2.6 million compared to a net loss of $2.0 million, or $0.16 per ordinary share on a diluted basis, for the same period in 1999. Improved gross profit on product sales and increased revenues from marketing alliances more than offset the increased costs associated with our newly acquired Estrace(R) and Ovcon(R) brands. Income before the extraordinary item was $1.3 million, or $0.10 per ordinary share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

     The first quarter of 2000 is the first reporting period in which we generated a positive cash flow. Our cash flow (which we define as net income/loss plus depreciation and amortization) in the quarter was $3.0 million as compared with a cash outflow of $.06 million in the first quarter of 1999. This improvement was the result of sales growth from the acquisition of the Estrace(R) cream and Ovcon(R) brands, sales growth for our existing products and increased gross profit margins on product sales. Offsetting some of these gains were modest increases in our selling expenses, mainly for promotion of our expanded portfolio of products, and increased interest costs associated with the financing of the acquisition of the Estrace(R) and Ovcon(R) brands.

     The most significant event during the quarter was the acquisition of the Estrace(R) cream and Ovcon(R) brands from Bristol-Myers Squibb for an initial purchase price of $180.0 million. The acquisition was funded through the issuance by Warner Chilcott, Inc., our wholly owned U.S. operating subsidiary, of $200.0 million face amount of 12 5/8% senior notes at discount of $3.7 million to yield 13.0%. Interest payments on the senior notes are due semi-annually in arrears on each February 15th and August 15th beginning August 15th 2000. Warner Chilcott, plc, the parent company of Warner Chilcott, Inc. unconditionally guaranteed the senior notes on a senior basis.

     Proceeds from the issuance of the senior notes, net of the discount and an estimated $8.0 million of transaction expenses, were approximately $188.3 million. The net proceeds, together with some of our cash on hand, were used:
(i) to acquire the Estrace(R) and Ovcon(R) brands, (ii) to prepay all $10.5 million of the senior subordinated discount notes due 2001, plus a prepayment penalty of $0.5 million on those notes and (iii) to repay amounts outstanding under our working capital facility.

     On February 28, 2000 Warner Chilcott, Inc. amended its working capital facility to reduce the maximum amount available from $30.0 million to $10.0 million. In connection with the amendment of the working capital facility the parent company, Warner Chilcott, plc, unconditionally guaranteed Warner Chilcott, Inc.'s obligation under the working capital facility. At March 31, 2000 no amounts were outstanding under the working capital facility. We intend to utilize the working capital facility to provide for short-term liquidity requirements and expect average borrowings under the facility to be modest.

     In March 2000 the purchase price we paid for the Estrace(R) and Ovcon(R) brands was reduced by $4.9 million from $180.0 million to $175.1 million. Under the terms of the asset purchase agreement the purchase price was subject to downward adjustment based on estimates of the amount of inventory of the acquired brands held by wholesalers and distributors as of January 31, 2000. The $4.9 million adjustment was recorded as of March 31, 2000 and on April 13, 2000 we received payment of that amount from Bristol-Myers Squibb.

     The acquisition of the Estrace(R) and Ovcon(R) brands was accounted for as a purchase and the $175.1 million purchase price was allocated as follows:
$168.0 million to intangible assets identified with the brands and $7.1 million to goodwill. No hard assets were acquired in the transaction. Both the intangible assets and goodwill are being amortized over 20 years, their estimated useful lives.

     Our investment in adjusted working capital (current assets other than cash and equivalents minus current liabilities) increased from $5.5 million at December 31, 1999 to $14.6 million at March 31, 2000. Accounts receivable increased by $10.2 million due to several factors including: (1) the increased level of sales activity, (2) our granting of extended terms to ensure that NataChew(TM) obtained adequate distribution in its launch phase, (3) the timing of amounts earned under our license agreements with Elan and Medicis, and (4) the inclusion at March 31st of the $4.9 million receivable from Bristol-Myers Squibb arising from the adjustment to the purchase price described above. Inventories increased $2.1 million mainly due to the purchase of inventory to support the sales of Estrace(R) cream and Ovcon(R), but also reflecting the higher investment in inventory required to support the growth in sales of our other products. Current liabilities increased $3.7 million from December 31, 1999 due to the interest accrual for the 12 5/8% senior notes and the timing of purchases of inventory to support our sales growth, which were offset in part by a decrease in our incentive plan accrual. We accrue the cost of our incentive plans throughout the year with the payout made in the first quarter of the following year. Accordingly, the incentive accrual is near its peak at year-end.

     We ended the quarter with $36.1 million of cash on hand as compared with $51.0 million at December 31, 1999. We became profitable and cash flow positive from operations during the quarter and expect to continue to be profitable and cash flow positive. We intend to fund our future liquidity needs through a combination of cash generated from operations, cash balances on hand and availability under our working capital facility. We believe that these sources will be sufficient to fund our anticipated working capital needs for the foreseeable future.

     However, in the event that we make significant future acquisitions, we may be required to raise additional funds through the issuance of additional debt or equity securities.

INFLATION

     Inflation had no material impact on our operations during the three months ended March 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires a company to follow its guidance not later than the second quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principle. We do not expect adoption of this standard to have a material impact on our financial statements.

RISK FACTORS

     Following is a discussion of some of the risks and historical facts that should be considered when evaluating our current and future results. This discussion is not intended to include all risks and historical facts that could produce adverse results.

     We have a history of operating losses. Prior to the first quarter of 2000, operating losses were posted since the formation of the Company in 1992. As of March 31, 2000 our accumulated deficit was $109.7 million. Our ability to maintain profitability will depend upon, among other things, the success of our branded product portfolio, including the Estrace(R) cream and Ovcon(R) brands acquired in February 2000, and the continuation of our marketing alliance with Schering-Plough.

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

     Intense competition exists within the pharmaceutical industry. Many companies, some with greater financial, marketing and development capabilities than us, are engaged in developing, marketing and selling products that compete with the products we offer. Other products now in use or under development by others may be more effective or have fewer side effects than our current or future products. The industry is characterized by rapid technological change, and competitors may develop their products more rapidly than us. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of our products. Product developments by others may render one or more of our products obsolete or otherwise noncompetitive.

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

     Our holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. and state government debt, foreign government/agency guaranteed debt, bank deposits and certificates of deposit, and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in the shorter-end of the maturity spectrum, and at March 31, 2000 100% of such holdings matured in one year or less.

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

PART II -- OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS

     We are involved in litigation relating to claims arising out of our operations in the normal course of business, including product liability claims.

     On April 6, 1998 our Warner Chilcott, Inc. subsidiary was sued by Abbott Laboratories in the United States District Court for the Northern District of Illinois for an alleged patent infringement related to our ANDA filing for terazosin hydrochloride. Abbott markets terazosin hydrochloride under the brand name Hytrin(R). On August 28, 1998 the judge hearing a case Abbott had commenced against another terazosin hydrochloride ANDA applicant, Geneva Pharmaceuticals, Inc., granted summary judgment against Abbott. On September 9, 1998 we moved for partial summary judgment dismissing the action based on the summary judgment of the Geneva case. The court granted our motion and entered a final judgment in favor of us dismissing the action. Abbott appealed dismissal of both the Geneva action and our action to the U.S. Court of Appeals for the Federal Circuit. By judgment effective December 15, 1999, the Court of Appeals affirmed the District Court's judgment dismissing both actions. Abbott filed a petition for certiorari seeking review of the Court of Appeals decision in the Geneva case by the U.S. Supreme Court and on January 10, 2000, the Supreme Court denied Abbott's petition for certiorari. Abbott's time to file a petition for certiorari in their case against us expired on March 15, 2000 with Abbott having filed no petition.

     There have been no other significant developments in the proceedings described in the our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and we have not become involved in any additional material proceedings.

ITEM 5.  OTHER INFORMATION

     Pursuant to newly adopted rules of the Securities and Exchange Commission, any company shareholder who intends to present a proposal at our Annual General Meeting of shareholders in 2001 without requesting that we include such proposal in our proxy materials should be aware that he or she must notify us not later than January 25, 2001 of his or her intention to present such proposal. Otherwise, we may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on us by proxies delivered to us in connection with the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS -- THE FOLLOWING EXHIBIT IS FILED WITH THIS DOCUMENT:

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

                                      WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                      (Registrant)

May 15, 2000                              /s/ PAUL S. HERENDEEN
                                          --------------------------------------------------------------
                                          Paul S. Herendeen
                                          Executive Vice President & Chief Financial Officer
                                          (Principal Financial Officer)

May 15, 2000                              /s/ DAVID G. KELLY
                                          --------------------------------------------------------------
                                          David G. Kelly
                                          Group Vice President, Finance
                                          (Principal Accounting Officer)