Form 10-Q/A
period 2000-03-31
WARNER CHILCOTT PLC
filed 2000-05-22
CIK 1042459

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

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
Part I -- Financial Information*
Item 1.  Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999.........................................       2
         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2000 and 1999.............................       3
         Consolidated Statements of Cash Flows for Three Months Ended
           March 31, 2000 and 1999...................................       4
         Notes to the Unaudited Consolidated Financial Statements....    5-10
Signatures...........................................................      11

---------------

* Financial information is being refiled with this amendment due to a revision of the pro forma amounts in the table contained in note 4 of the Notes to the Unaudited Consolidated Financial Statements.

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

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

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

  Redemption of Senior Subordinated Discount Notes Due 2001

     On February 14, 2000 the Company prepaid all $10,476 of the senior subordinated discount notes outstanding at a redemption price equal to 105% of the principal amount outstanding. The redemption premium of $524 and the write-off of the deferred financing costs of $93 associated with theses notes are included in the extraordinary item in the Company's Statement of Operations for the three months ended March 31, 2000.

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

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                            THREE MONTHS ENDED MARCH 31,
                                                    --------------------------------------------
                                                            2000                    1999
                                                    --------------------    --------------------
                                                    ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                                    -------    ---------    -------    ---------
Revenues..........................................  $26,079     $26,379     $21,048     $32,788
Income (Loss) before extraordinary item...........  $ 1,312     $(2,535)    $(1,997)    $   316
Earnings (Loss) per share -- before extraordinary
  item -- Basic...................................  $  0.11     $ (0.20)    $ (0.16)    $  0.03
Earnings (Loss) per share -- before extraordinary
  item -- Diluted.................................  $  0.10     $ (0.20)    $ (0.16)    $  0.03

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

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

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

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

12. CONSOLIDATING SCHEDULE

     Following are consolidating schedules reflecting Balance Sheet and Statement of Operations information for the Company as of March 31, 2000, and for the three months ended March 31, 2000 and 1999:

                                                                               WARNER
                                                WARNER                        CHILCOTT
                                               CHILCOTT                     LABORATORIES
                                 WARNER       (BERMUDA),       WARNER         IRELAND      ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.       LTD.         ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
MARCH 31, 2000
BALANCE SHEET INFORMATION:
ASSETS
  Cash and cash
     equivalents............    $     17       $  6,066       $ 30,029         $   --       $      --      $ 36,112
  Accounts receivable.......          --             --         20,978            775              --        21,753
  Inventories...............          --             --          6,135             --              --         6,135
  Other assets..............          45             --          1,297                             --         1,342
                                --------       --------       --------         ------       ---------      --------
     Total current assets...          62          6,066         58,439            775              --        65,342
                                --------       --------       --------         ------       ---------      --------
  Long-term assets..........          --             --        242,109          3,723              --       245,832
  Investment in
     subsidiaries...........     185,594             --             --             --        (185,594)           --
                                --------       --------       --------         ------       ---------      --------
     Total assets...........    $185,656       $  6,066       $300,548         $4,498       $(185,594)     $311,174
                                ========       ========       ========         ======       =========      ========
LIABILITIES AND EQUITY
  Current liabilities.......    $    257       $     --       $ 14,258         $  112       $      --      $ 14,627
  Inter-company accounts....      19,947        (15,676)        (3,893)          (378)             --            --
  Working capital
     facility...............          --             --             --             --              --            --
  Long-term debt............          --             --        196,370             --              --       196,370
  Shareholders' equity......     165,452         21,742         93,813          4,764        (185,594)      100,177
                                --------       --------       --------         ------       ---------      --------
     Total liabilities and
       shareholders'
       equity...............    $185,656       $  6,066       $300,548         $4,498       $(185,594)     $311,174
                                ========       ========       ========         ======       =========      ========
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
  Product sales.............    $     --       $     --       $ 17,535         $   --       $      --      $ 17,535
  Marketing alliance and
     other revenue..........          --             --          5,975          2,600             (31)        8,544
                                --------       --------       --------         ------       ---------      --------
     Total revenues.........          --             --         23,510          2,600             (31)       26,079
                                --------       --------       --------         ------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold........          --             --          6,127             --              --         6,127
  Selling, general &
     admin..................         499              6         12,105             37              --        12,647
  Depreciation and
     amortization...........          --             --          2,343             78              --         2,421
  Research and
     development............          --             --             24            476             (31)          469
                                --------       --------       --------         ------       ---------      --------
     Total operating
       expenses.............         499              6         20,599            591             (31)       21,664
                                --------       --------       --------         ------       ---------      --------

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                               WARNER
                                                WARNER                        CHILCOTT
                                               CHILCOTT                     LABORATORIES
                                 WARNER       (BERMUDA),       WARNER         IRELAND      ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.       LTD.         ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
  Interest income (expense),
     net....................          --            234         (3,337)            --              --        (3,103)
  Income taxes..............          --             --             --             --              --            --
  Extraordinary item........          --             --           (731)            --              --          (731)
                                --------       --------       --------         ------       ---------      --------
     NET INCOME (LOSS)......    $   (499)      $    228       $ (1,157)        $2,009       $      --      $    581
                                ========       ========       ========         ======       =========      ========
MARCH 31, 1999
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
     Product sales..........    $     --       $     --       $ 13,866         $   --       $      --      $ 13,866
     Marketing alliance and
       other revenue........          --             --          3,853          3,379             (50)        7,182
                                --------       --------       --------         ------       ---------      --------
     Total revenues.........          --             --         17,719          3,379             (50)       21,048
                                --------       --------       --------         ------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold........          --             --          8,449             --              --         8,449
  Selling, general &
     admin..................         270              6         11,487            348              --        12,111
  Depreciation and
     amortization...........          --             --          1,334             78                         1,412
  Research and
     development............          --             --            131            760             (50)          841
                                --------       --------       --------         ------       ---------      --------
     Total operating
       expenses.............         270              6         21,401          1,186             (50)       22,813
                                --------       --------       --------         ------       ---------      --------
  Interest income (expense),
     net....................          --            349           (581)            --              --          (232)
  Income taxes..............          --             --             --             --              --            --
                                --------       --------       --------         ------       ---------      --------
     NET INCOME (LOSS)......    $   (270)      $    343       $ (4,263)        $2,193       $      --      $ (1,997)
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

                                      WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                      (Registrant)

May 22, 2000                              /s/ PAUL S. HERENDEEN
                                          --------------------------------------------------------------
                                          Paul S. Herendeen
                                          Executive Vice President & Chief Financial Officer
                                          (Principal Financial Officer)

May 22, 2000                              /s/ DAVID G. KELLY
                                          --------------------------------------------------------------
                                          David G. Kelly
                                          Group Vice President, Finance
                                          (Principal Accounting Officer)