Form 10-Q
period 2000-06-30
WARNER CHILCOTT PLC
filed 2000-08-14
CIK 1042459

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     American Depositary Shares, representing Ordinary Shares, par value $.05 each; Ordinary Shares, par value $.05 each; 12,413,683 Ordinary Shares outstanding at June 30, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
Part I --  Financial Information
Item 1.    Consolidated Financial Statements (unaudited)
           Consolidated Balance Sheets as of June 30, 2000 and December
             31, 1999..................................................       2
           Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 2000 and 1999.......................       3
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2000 and 1999..............................       4
           Notes to the Unaudited Consolidated Financial Statements....    5-12
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   13-20
Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk......................................................      20
Part II--  Other Information
Item 1.    Legal Proceedings...........................................      20
Item 4.    Submission of Matters to a Vote of Security Holders.........      21
Item 5.    Other Information...........................................      21
Item 6.    Exhibits and Reports on Form 8-K............................      21
Signatures.............................................................      22

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
ASSETS
  Current Assets:
     Cash and cash equivalents..............................  $  54,189     $  50,954
     Accounts receivable, net...............................     19,123        11,526
     Inventories............................................      4,354         4,025
     Prepaid expense and other assets.......................      1,801           864
                                                              ---------     ---------
       Total current assets.................................     79,467        67,369
                                                              ---------     ---------
  Fixed Assets:
     Equipment, furniture and fixtures, net.................      1,104         1,177
  Intangible assets, net....................................    233,048        63,865
  Other assets..............................................      7,940            51
                                                              ---------     ---------
       Total assets.........................................  $ 321,559     $ 132,462
                                                              =========     =========
LIABILITIES
  Current Liabilities:
     Accounts payable.......................................  $   3,036     $   3,204
     Accrued liabilities....................................      9,258         7,145
     Accrued interest.......................................      9,469           293
     Due to Elan Corporation, plc and subsidiaries..........        305           262
                                                              ---------     ---------
       Total current liabilities............................     22,068        10,904
                                                              ---------     ---------
  Other Liabilities:
     Working capital facility...............................        799        12,098
     Long-term debt.........................................    196,440        10,476
                                                              ---------     ---------
       Total liabilities....................................    219,307        33,478
                                                              ---------     ---------
SHAREHOLDERS' EQUITY
  Ordinary Shares, par value $.05 per share; 50,000,000
     shares authorized, 12,413,683 shares issued and
     outstanding at June 30, 2000, and 12,377,034 issued and
     outstanding at December 31, 1999.......................        621           619
  Deferred Shares, par value IRL1 per share; 30,000 shares
     authorized, 30,000 shares issued and outstanding at
     June 30, 2000 and December 31, 1999....................         45            45
  Additional paid-in capital................................    210,025       209,062
  Accumulated deficit.......................................   (108,285)     (110,279)
  Deferred compensation.....................................       (154)         (463)
                                                              ---------     ---------
     Total shareholders' equity.............................    102,252        98,984
                                                              ---------     ---------
       Total liabilities and shareholders' equity...........  $ 321,559     $ 132,462
                                                              =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ----------------------------    --------------------------
                                                2000            1999           2000           1999
                                            ------------    ------------    -----------    -----------
REVENUES
  Branded product sales...................   $   21,404      $    7,957     $   35,572     $   16,257
  Generic product sales...................        2,363           4,271          5,730          9,837
  Marketing alliance and other revenue....        7,817           7,348         16,361         14,530
                                             ----------      ----------     ----------     ----------
     Total revenues.......................       31,584          19,576         57,663         40,624
                                             ----------      ----------     ----------     ----------
OPERATING EXPENSES
  Cost of goods sold......................        5,485           7,289         11,612         15,738
  Selling, general and administrative.....       13,554          11,594         26,201         23,705
  Depreciation and amortization...........        3,517           1,420          5,938          2,832
  Research and development................          750             788          1,219          1,629
  Merger-related costs....................          929              --            929             --
                                             ----------      ----------     ----------     ----------
     Total operating expenses.............       24,235          21,091         45,899         43,904
                                             ----------      ----------     ----------     ----------
OPERATING INCOME (LOSS )..................        7,349          (1,515)        11,764         (3,280)
                                             ----------      ----------     ----------     ----------
OTHER INCOME (EXPENSE)
  Interest income.........................          734             508          1,299          1,047
  Interest expense........................       (6,670)           (805)       (10,338)        (1,576)
                                             ----------      ----------     ----------     ----------
     Total other income (expense).........       (5,936)           (297)        (9,039)          (529)
                                             ----------      ----------     ----------     ----------
INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM......................        1,413          (1,812)         2,725         (3,809)
                                             ----------      ----------     ----------     ----------
Income taxes..............................           --              --             --             --
                                             ----------      ----------     ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...        1,413          (1,812)         2,725         (3,809)
                                             ----------      ----------     ----------     ----------
Extraordinary item........................           --              --           (731)            --
                                             ----------      ----------     ----------     ----------
NET INCOME (LOSS).........................   $    1,413      $   (1,812)    $    1,994     $   (3,809)
                                             ==========      ==========     ==========     ==========
EARNINGS (LOSS) PER SHARE:
Basic
  Income (loss) before extraordinary
     item.................................   $     0.11      $    (0.15)    $     0.22     $    (0.31)
  Extraordinary item......................   $       --      $       --     $    (0.06)    $       --
  Net income (loss).......................   $     0.11      $    (0.15)    $     0.16     $    (0.31)
                                             ==========      ==========     ==========     ==========
Diluted
  Income (loss) before extraordinary
     item.................................   $     0.11      $    (0.15)    $     0.21     $    (0.31)
  Extraordinary item......................   $       --      $       --     $    (0.05)    $       --
  Net income (loss).......................   $     0.11      $    (0.15)    $     0.16     $    (0.31)
                                             ==========      ==========     ==========     ==========
WEIGHTED AVERAGE ORDINARY SHARES
  OUTSTANDING:
  Basic...................................   12,402,018      12,366,808     12,392,380     12,366,808
                                             ==========      ==========     ==========     ==========
  Diluted.................................   12,970,769      12,366,808     12,848,510     12,366,808
                                             ==========      ==========     ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   1,994    $(3,809)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation and amortization..........................      5,938      2,832
     Amortization of discount on senior notes...............        103         --
     Deferred financing cost write-off......................        207         --
     Stock compensation expense.............................        960        309
     Notes issued in lieu of cash interest payment..........         --        768
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, prepaid
        expense and other assets............................     (8,797)    10,935
       (Increase) decrease in inventories...................       (329)     4,987
       Increase (decrease) in accounts payable, accrued
        liabilities and accrued interest....................     11,121     (7,376)
       Increase (decrease) in due to Elan Corporation, plc
        and subsidiaries....................................         43     (7,557)
                                                              ---------    -------
          Net cash provided by operating activities.........     11,240      1,089
                                                              ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of intangible assets.............................   (175,054)        --
  Purchase of short-term investment.........................         --     (4,892)
  Purchase of fixed assets..................................        (86)      (302)
                                                              ---------    -------
     Net cash used in investing activities..................   (175,140)    (5,194)
                                                              ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Working capital facility (repayment) proceeds, net........    (11,299)       163
  Proceeds from issuance of senior notes due 2008...........    196,337         --
  Redemption of senior subordinated discount notes due
     2001...................................................    (10,476)        --
  Increase in other assets..................................     (7,740)        --
  Net proceeds from issuance of share capital -- stock
     option exercises.......................................        313         52
                                                              ---------    -------
     Net cash provided by financing activities..............    167,135        215
                                                              ---------    -------
Net increase (decrease) in cash and cash equivalents........      3,235     (3,890)
  Cash and cash equivalents, beginning of period............     50,954     43,133
                                                              ---------    -------
  Cash and cash equivalents, end of period..................  $  54,189    $39,243
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

2. RECENT DEVELOPMENT

     On May 4, 2000 the Company entered into an agreement with Galen Holdings, plc ("Galen") under which the Company would be acquired by Galen. The acquisition would be effected through a scheme of arrangement under the laws of the Republic of Ireland. Under the agreement Galen proposes to issue 2.5 new Galen ordinary shares for each of the Company's ordinary shares. The acquisition is subject to various conditions, including, among other things, sanction by the High Court of Ireland, regulatory approval, approval by the Company's and Galen's shareholders and Galen obtaining a listing of its shares, in American Depositary Share form, on NASDAQ. During the six months ended June 30, 2000 the Company has incurred a total of $929 in legal and other fees in connection with the proposed acquisition. These costs are included under the caption "Operating Expenses" in the Company's Statement of Operations for the three and six months ended June 30, 2000.

     The proposed transaction with Galen would constitute a change in control under the 12 5/8 senior note indenture. Accordingly, holders of the $200,000 face amount of senior notes would have the right to require that Warner Chilcott, Inc. ("WCI"), the Company's wholly-owned subsidiary, repurchase the senior notes at a purchase price equal to 101% of the principal amount (see note
4). While this obligation will not be triggered until the consummation of the transaction, WCI will potentially be required to repurchase the senior notes for an aggregate cash consideration of $202,000. Under the transaction agreement, Galen is required to ensure that WCI has sufficient financial resources with which to repurchase the senior notes in the event the senior note holders require WCI to repurchase the senior notes. Galen has obtained commitments from certain financial institutions to provide additional debt financing to Galen, if required.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

3. INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined principally on the basis of first-in, first-out or standards that approximate average cost.

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Raw materials...............................................   $   17        $   17
Finishing supplies..........................................       12             3
Work in process.............................................       --           957
Finished goods..............................................    4,852         3,936
                                                               ------        ------
                                                                4,881         4,913
Less: Reserves for obsolescence.............................      527           888
                                                               ------        ------
  Inventories...............................................   $4,354        $4,025
                                                               ======        ======

4. DEBT

  Issuance of Senior Notes Due 2008

     On February 15, 2000 Warner Chilcott, Inc., the Company's wholly-owned U.S. operating subsidiary ("WCI"), issued $200,000 of 12 5/8% senior notes due 2008 at a discount of $3,663 to yield 13% (the "Notes"). Interest payments on the Notes are due semi-annually in arrears on each February 15th and August 15th beginning August 15, 2000. Proceeds from the issuance of the Notes, net of the discount and estimated transaction expenses, were approximately $188,300, and were utilized to fund the acquisition of three branded pharmaceutical products from Bristol-Myers Squibb Company (see note 6). The Notes are included in the Company's Balance Sheet net of the discount. The discount and transaction fees are being amortized to interest expense over the eight-year term of the Notes. The Notes are unconditionally guaranteed by Warner Chilcott, plc, WCI's parent company.

     On or after February 15, 2004 the Notes are redeemable at the option of WCI, in whole or part, prior to maturity at redemption prices that decrease annually and range from 106.3125% to 100% of the principal amount of the Notes plus accrued interest. In addition, before February 15, 2003 up to 35% of the aggregate principal amount of the Notes are redeemable at the option of WCI from the proceeds of one or more public equity offerings of the Company at a redemption price of 112.625% plus accrued interest. If the Company were to undergo a change of control, each Note holder would have the right to require that WCI repurchase the Notes at a purchase price equal to 101% of the principal amount plus accrued interest. The Note indenture limits the Company's ability to incur or guarantee additional debt, as well as to pay dividends or distributions on, or redeem or repurchase, capital stock.

  Redemption of Senior Subordinated Discount Notes Due 2001

     On February 14, 2000 the Company prepaid all $10,476 of the senior subordinated discount notes outstanding at a redemption price equal to 105% of the principal amount outstanding. The redemption premium of $524 and the write-off of the deferred financing costs of $93 associated with theses notes are included in the extraordinary item in the Company's Statement of Operations for the six months ended June 30, 2000.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

  Amendment to Working Capital Credit Facility

     On February 18, 2000 WCI prepaid all amounts outstanding under its senior secured working capital credit facility. On February 28, 2000 WCI amended its credit facility to reduce the maximum amount available to $10,000 from $30,000 and to extend the expiration date to February 28, 2002. Warner Chilcott, plc unconditionally guaranteed WCI's obligation under the amended credit facility. Other terms of the amended credit facility, provided by PNC Business Credit, are substantially the same as the previous credit facility. The write-off of the deferred financing costs of $114 associated with the previous credit facility is included in the extraordinary item in the Company's Statement of Operations for the six months ended June 30, 2000.

5. INCENTIVE SHARE OPTION SCHEME

     In April 1997 the Company adopted an Incentive Share Option Scheme for officers, directors and employees that provides for stock options. In June 1999 the Scheme was amended to provide for grants to consultants and members of the Company's medical advisory board. The option exercise price is the fair market value at the date of grant. Options generally vest over four years and expire on the earlier of ten years from the date of grant or after a specified period following the participant's separation from the Company. In May 2000 the Scheme was amended to increase the number of authorized shares available for awards from 1,500,000 to a total of 3,000,000 shares.

6. PRODUCT ACQUISITIONS

     On February 15, 2000 the Company completed the acquisition of three branded pharmaceutical products from Bristol-Myers Squibb Company ("BMS") for a purchase price of $175,054. The products acquired were Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50. In connection with the acquisition, the Company entered into transitional support and supply agreements with BMS under which BMS will supply the Company with its requirements for Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50 for a period of up to 10 years. The Company acquired all of the intangible assets associated with the three products including the trademarks, regulatory files, manufacturing know-how and other intellectual property. The acquisition of the products is being accounted for as a purchase. Under purchase accounting, the purchase price is allocated to the tangible and intangible assets acquired based upon their respective fair values as of the purchase date in accordance with Accounting Principles Board Opinion No. 16. The allocation of the purchase price for the branded pharmaceutical products from BMS resulted in an allocation of $168,000 to the products and $7,054 to goodwill, as there were no tangible assets acquired. No value was assigned to the supply agreements for the acquired products as the product purchase prices under the agreements approximate the prices the Company would expect to pay to third party contract manufacturers. The acquired intangible assets are being amortized over 20 years, their estimated useful life.

     The following unaudited pro forma information has been prepared as if the February 2000 acquisition of the products, the issuance of the senior notes due 2008, the early redemption of senior subordinated discount notes due 2001 and the prepayment of amounts outstanding under the working capital credit facility (see note 4) had occurred on January 1, 1999. The unaudited pro forma information does not purport to represent

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

the Company's consolidated results of operations that would have been achieved had the transactions to which pro forma effect is given been consummated as of the date or period indicated.

                                                             SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------
                                                            2000                    1999
                                                    --------------------    --------------------
                                                    ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                                    -------    ---------    -------    ---------
Revenues..........................................  $57,663     $57,247     $40,624     $61,092
Income (Loss) before extraordinary item...........  $ 2,725     $(1,838)    $(3,809)    $(1,849)
Earnings (Loss) per share -- before extraordinary
  item -- Basic...................................  $  0.22     $ (0.15)    $ (0.31)    $ (0.15)
Earnings (Loss) per share -- before extraordinary
  item -- Diluted.................................  $  0.21     $ (0.14)    $ (0.31)    $ (0.15)

7. SCHERING-PLOUGH AGREEMENT

     During the six months ended June 30, 2000 and 1999 the Company derived 14% and 17%, respectively, of its total revenue from the promotion of certain products on behalf of Schering-Plough Corporation. The Company's sales force promotes these Schering-Plough products to a targeted physician population and in return receives a fixed royalty plus incentive amounts based on market performance of the products. Revenue from this agreement is included in the Statement of Operations under the caption "Marketing alliance and other revenue." On July 19, 2000 the Company announced that this agreement will terminate on September 30, 2000. The Company intends to use the sales force and other capacity currently dedicated to this agreement to pursue other revenue generating activities, including new co-promotion agreements and/or the acquisition of additional branded pharmaceutical products.

8. ELAN AGREEMENT

     In March 1999 the Company reached a binding agreement with Elan Corporation, plc ("Elan") under which Elan agreed to acquire the Company's marketing rights to an extended-release nifedipine product. Under terms of the agreement, as of March 31, 1999 Elan was obligated to make a non-refundable payment, which was received, of $3,000 to the Company and such amount was recorded as revenue in the first quarter of 1999. In June 1999 the Company executed the definitive agreement licensing the extended-release nifedipine product to Elan and received an additional $4,000 that was recorded as revenue in the second quarter of 1999. Under the agreement, additional license fees may be earned by the Company upon the completion of certain milestones including FDA approval of the ANDA for the product. The Company is also entitled to receive royalties based upon U.S. sales of the product. Other than the $7,000 described above, the Company earned no additional fees or royalties under this agreement during the year ended December 31, 1999. In March 2000 the product received FDA approval and was launched in the U.S. The approval triggered a series of milestone payments and royalties that totaled $1,700 for the second quarter of 2000 and $4,300 for the six months ended June 30, 2000. All amounts earned from this agreement are included under the caption "Marketing alliance and other revenue."

9. SALE OF VECTRIN(R)

     During September 1999 the Company completed the sale of its Vectrin(R) product line including certain inventory, samples and the related FDA approval, and received $11,000 in cash at closing. The Company reported a pre-tax gain of $2,744 from the sale. As part of the sale and purchase agreement, the Company is also entitled to receive royalties and milestone payments based on certain future events. The Company earned milestone and royalty payments totaling $1,501 for the second quarter 2000 and $3,545 for the six months

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

ended June 30, 2000. Both the milestone and royalty revenues are included in the Statement of Operations under the caption "Marketing alliance and other revenue."

10. NET INCOME (LOSS) PER ORDINARY SHARE

     Basic net income (loss) per ordinary share has been computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all potentially dilutive ordinary shares outstanding during the period, and adjusting net income for any changes in income that would result from the conversion of such potential ordinary shares.

     The amount of dilution attributable to share options and warrants issued by the Company is computed under the treasury stock method and depends on the average market price of the Company's ordinary shares for the period. For the three and six months ended June 30, 2000 an additional 568,752 and 456,130 shares, respectively, were added to the weighted average number of ordinary shares outstanding in computing diluted earnings per share. Net income used for computing diluted earnings per share was the same as that used for computing basic earnings per share for the three and six months ended June 30, 2000. Net loss and weighted average shares outstanding used for computing basic and diluted loss per share for the three and six months ended June 30, 1999 were the same. Stock options and warrants were not included in the diluted calculation since the inclusion of such shares would be antidilutive.

11. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised solely of net income.

12. CONTINGENCIES

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

13. UNITED STATES FEDERAL INCOME TAXES

     The Company operates in Ireland and the United States and is subject to various taxes on income in both jurisdictions. The Company's wholly-owned United States subsidiary, Warner Chilcott, Inc., is a United States corporation and, as such, is subject to United States taxation. Ultimate utilization or availability of net operating losses and certain deferred tax assets may be limited if a significant change in ownership occurs, as defined by rules enacted with the United States Tax Reform Act of 1986. The Company did not accrue a liability for Federal or State income taxes in the six months ended June 30, 2000 as a result of the anticipated utilization of these net operating loss carryforwards.

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

14. CONSOLIDATING SCHEDULE

     Following are consolidating schedules reflecting Balance Sheet and Statement of Operations information for the Company as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999:

                                                WARNER                         WARNER
                                               CHILCOTT                       CHILCOTT
                                 WARNER       (BERMUDA),       WARNER       LABORATORIES   ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.   IRELAND LTD.     ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
JUNE 30, 2000
BALANCE SHEET INFORMATION:
ASSETS
  Cash and cash
     equivalents............    $     25       $  7,640       $ 46,522        $     2       $      --      $ 54,189
  Accounts receivable.......          --             --         18,148            975              --        19,123
  Inventories...............          --             --          4,354             --              --         4,354
  Other assets..............          26             --          1,775             --              --         1,801
                                --------       --------       --------        -------       ---------      --------
     Total current assets...          51          7,640         70,799            977              --        79,467
                                --------       --------       --------        -------       ---------      --------
  Long-term assets..........          --             --        238,448          3,644              --       242,092
  Investment in
     subsidiaries...........     185,594             --             --             --        (185,594)           --
                                --------       --------       --------        -------       ---------      --------
     Total assets...........    $185,645       $  7,640       $309,247        $ 4,621       $(185,594)     $321,559
                                ========       ========       ========        =======       =========      ========
LIABILITIES AND EQUITY
  Current liabilities.......    $    763       $     --       $ 20,985        $   320       $      --      $ 22,068
  Inter-company accounts....      20,446        (14,205)        (4,975)        (1,266)             --            --
  Working capital
     facility...............          --             --            799             --              --           799
  Long-term debt............          --             --        196,440             --              --       196,440
  Shareholders' equity......     164,436         21,845         95,998          5,567        (185,594)      102,252
                                --------       --------       --------        -------       ---------      --------
     Total liabilities and
       shareholders'
       equity...............    $185,645       $  7,640       $309,247        $ 4,621       $(185,594)     $321,559
                                ========       ========       ========        =======       =========      ========
THREE MONTHS ENDED JUNE 30,
  2000
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
  Product sales.............    $     --       $     --       $ 23,767        $    --       $      --      $ 23,767
  Marketing alliance and
     other revenue..........          --             --          6,171          1,700             (54)        7,817
                                --------       --------       --------        -------       ---------      --------
     Total revenues.........          --             --         29,938          1,700             (54)       31,584
                                --------       --------       --------        -------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold........          --             --          5,485             --              --         5,485
  Selling, general &
     administration.........         748             --         12,769             37              --        13,554

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                WARNER                         WARNER
                                               CHILCOTT                       CHILCOTT
                                 WARNER       (BERMUDA),       WARNER       LABORATORIES   ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.   IRELAND LTD.     ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
  Depreciation and
     amortization...........          --             --          3,439             78              --         3,517
  Research and
     development............          --             --             22            782             (54)          750
  Merger-related costs......         929             --             --             --              --           929
                                --------       --------       --------        -------       ---------      --------
     Total operating
       expenses.............       1,677             --         21,715            897             (54)       24,235
                                --------       --------       --------        -------       ---------      --------
  Interest income (expense),
     net....................          --            103         (6,039)            --              --        (5,936)
  Income taxes..............          --             --             --             --              --            --
                                --------       --------       --------        -------       ---------      --------
     NET INCOME (LOSS)......    $ (1,677)      $    103       $  2,184        $   803       $      --      $  1,413
                                ========       ========       ========        =======       =========      ========
SIX MONTHS ENDED JUNE 30,
  2000
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
     Product sales..........    $     --       $     --       $ 41,302        $    --       $      --      $ 41,302
     Marketing alliance and
       other revenue........          --             --         12,146          4,300             (85)       16,361
                                --------       --------       --------        -------       ---------      --------
     Total revenues.........          --             --         53,448          4,300             (85)       57,663
                                --------       --------       --------        -------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold........          --             --         11,612             --              --        11,612
  Selling, general &
     administration.........       1,247              6         24,874             74              --        26,201
  Depreciation and
     amortization...........          --             --          5,782            156              --         5,938
  Research and
     development............          --             --             46          1,258             (85)        1,219
  Merger-related costs......         929             --             --             --              --           929
                                --------       --------       --------        -------       ---------      --------
     Total operating
       expenses.............       2,176              6         42,314          1,488             (85)       45,899
                                --------       --------       --------        -------       ---------      --------
  Interest income (expense),
     net....................          --            337         (9,376)            --              --        (9,039)
  Income taxes..............          --             --             --             --              --            --
  Extraordinary item........          --             --           (731)            --              --          (731)
                                --------       --------       --------        -------       ---------      --------
     NET INCOME (LOSS)......    $ (2,176)      $    331       $  1,027        $ 2,812       $      --      $  1,994
                                ========       ========       ========        =======       =========      ========
THREE MONTHS ENDED JUNE 30,
  1999
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
     Product sales..........    $     --       $     --       $ 12,228        $    --       $      --      $ 12,228
     Marketing alliance and
       other revenue........          --             --          3,672          3,723             (47)        7,348
                                --------       --------       --------        -------       ---------      --------
     Total revenues.........          --             --         15,900          3,723             (47)       19,576
                                --------       --------       --------        -------       ---------      --------

                     WARNER CHILCOTT PUBLIC LIMITED COMPANY

    NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                WARNER                         WARNER
                                               CHILCOTT                       CHILCOTT
                                 WARNER       (BERMUDA),       WARNER       LABORATORIES   ELIMINATION
                              CHILCOTT, PLC      LTD.      CHILCOTT, INC.   IRELAND LTD.     ENTRIES     CONSOLIDATED
                              -------------   ----------   --------------   ------------   -----------   ------------
OPERATING EXPENSES
  Cost of goods sold........          --             --          7,289             --              --         7,289
  Selling, general &
     administration.........         287             --         11,381            (74)             --        11,594
  Depreciation and
     amortization...........          --             --          1,342             78              --         1,420
  Research and
     development............          --             --            105            730             (47)          788
                                --------       --------       --------        -------       ---------      --------
     Total operating
       expenses.............         287             --         20,117            734             (47)       21,091
                                --------       --------       --------        -------       ---------      --------
  Interest income (expense),
     net....................          --            327           (624)            --              --          (297)
  Income taxes..............          --             --             --             --              --            --
                                --------       --------       --------        -------       ---------      --------
     NET INCOME (LOSS)......    $   (287)      $    327       $ (4,841)       $ 2,989       $      --      $ (1,812)
                                ========       ========       ========        =======       =========      ========
SIX MONTHS ENDED JUNE 30,
  1999
STATEMENT OF OPERATIONS
  INFORMATION:
REVENUES
     Product sales..........    $     --       $     --       $ 26,094        $    --       $      --      $ 26,094
     Marketing alliance and
       other revenue........          --             --          7,525          7,102             (97)       14,530
                                --------       --------       --------        -------       ---------      --------
     Total revenues.........          --             --         33,619          7,102             (97)       40,624
                                --------       --------       --------        -------       ---------      --------
OPERATING EXPENSES
  Cost of goods sold........          --             --         15,738             --              --        15,738
  Selling, general &
     administration.........         557              6         22,868            274              --        23,705
  Depreciation and
     amortization...........          --             --          2,676            156              --         2,832
  Research and
     development............          --             --            236          1,490             (97)        1,629
                                --------       --------       --------        -------       ---------      --------
     Total operating
       expenses.............         557              6         41,518          1,920             (97)       43,904
                                --------       --------       --------        -------       ---------      --------
  Interest income (expense),
     net....................          --            676         (1,205)            --              --          (529)
  Income taxes..............          --             --             --             --              --            --
                                --------       --------       --------        -------       ---------      --------
     NET INCOME (LOSS)......    $   (557)      $    670       $ (9,104)       $ 5,182       $      --      $ (3,809)
                                ========       ========       ========        =======       =========      ========

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

     We currently market a portfolio of branded products including: NataFort(R), a prescription prenatal vitamin designed to improve patient compliance by virtue of its smaller size relative to competing products; NataChew(TM), a prescription strength chewable prenatal vitamin; Estrace(R), a hormone replacement vaginal cream; Ovcon(R) 35 and Ovcon(R) 50, two oral contraceptives; Pyridium Plus(R), an orally active urinary tract analgesic antispasmodic agent used for irritative bladder conditions; Doryx(R), a broad spectrum antibiotic; LoCholest(R), a lipid regulator for the reduction of LDL cholesterol levels; K-Dur(R), a sustained-release potassium supplement; Nitro-Dur(R), a nitroglycerin patch for the treatment of angina; and Lotrisone(R), a topical combination antifungal/corticosteroid. NataFort(R), NataChew(TM), Estrace(R), Ovcon(R) 35, Ovcon(R) 50, Pyridium Plus(R), Doryx(R) and LoCholest(R) are products owned by us; K-Dur(R), Nitro-Dur(R), and Lotrisone(R) are products owned by Schering-Plough Corporation and promoted by us under an agreement with Schering-Plough that will terminate on September 30, 2000.

     As a result of our efforts to expand our branded product sales, gross margins improved from 40.4% for the three months ended June 30, 1999 to 76.9% for the current quarter. Branded products generally generate significantly higher gross margins than generic products.

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

     As part of the acquisition of Warner Chilcott Laboratories, we acquired a portfolio of seventy generic pharmaceutical products. In 1997 we launched our branded product initiative and switched our primary focus to the development, acquisition and in-licensing of branded pharmaceutical products, and began to reduce our generic pharmaceutical business. Today branded products dominate our activities. Of the original seventy generic products we acquired in the Warner Chilcott Laboratories transaction, we currently distribute less than ten.

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

RECENT DEVELOPMENTS

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

     On July 19, 2000 we announced that our promotion agreement with Schering-Plough Corporation will terminate on September 30, 2000. Revenue earned by us under the agreement with Schering-Plough accounted for 12% and 14% of total revenues for the three and six months ended June 30, 2000, respectively. Our costs of generating this revenue were the costs of allocating significant portions of the capacity of our field sales force, marketing and administrative departments. We intend to use the capacity that will become available after September 30, 2000 to pursue other revenue generating activities, including new promotion agreements and the possible acquisition of additional branded products.

RESULTS OF OPERATIONS

  Three months ended June 30, 2000 and 1999

     Our second quarter total revenues of $31.6 million increased $12.0 million, or 61%, as compared to the prior year period. During both the second quarter of 2000 and 1999 our revenues were generated from three sources: (1) sales of our branded products, (2) marketing alliances and license agreements, and (3) sales of generic products. The driving force behind the increase in revenues was higher sales of branded products, which increased 169% as compared to 1999.

     Our branded product sales increased $13.4 million to $21.4 million from $7.9 million in the second quarter 1999. The three branded women's healthcare products acquired from Bristol-Myers Squibb Company in February 2000, Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50, were the primary contributors to the increase. However, all of the brands actively promoted during the second quarters of both years posted sales increases. Results for the second quarter of 1999 included sales of Vectrin(R) branded minocycline totaling $1.1 million. We sold Vectrin(R) to Medicis Pharmaceutical Corp. in September 1999. Sales of generic products of $2.4 million declined $1.9 million, or 45%, from $4.3 million as we continued our planned exit from this low-margin business.

     Gross profit on product sales increased $13.3 million to $18.3 million, as compared with $4.9 million in the second quarter of 1999, driven by the $11.5 million increase in total product sales and a significant improvement in the average gross profit margin on those sales. Gross margin increased from 40.4% in the year-ago quarter to 76.9% in the second quarter of 2000 due to the high margins earned on the three products acquired from Bristol-Myers Squibb Company during the quarter and high-margin branded products accounting for a greater percentage of total product sales.

     Marketing alliance and other revenue totaled $7.8 million in the quarter, up $0.5 million, or 6%, from $7.3 million in 1999. In the second quarter of 2000, this revenue was generated from four sources: (1) royalties under our promotion agreement with Schering-Plough Corporation, (2) milestone payments and royalties under our license agreement with Elan Corporation, plc for an extended-release nifedipine product, (3) milestone payments and royalties under our agreement with Medicis Pharmaceutical Corp. relating to a 75mg minocycline product, and (4) royalties earned as part of the winding-up of a promotion agreement with Bristol-Myers Squibb Company. Under the agreement with Schering-Plough, we earn a fixed royalty plus incentive amounts based upon the market share performance of three branded products: K-Dur(R), Lotrisone(R) and NitroDur(R). During the second quarter of 2000 we earned incentive amounts on K-Dur(R) and Lotrisone(R). In March 2000 the extended-release nifedipine product received FDA approval and was launched in the United States. The approval triggered a series of milestone payments and the payment of royalties to us based upon U.S. net sales of the nifedipine product. During the quarter, an additional milestone was achieved and, together with the royalty on net sales of the nifedipine product, we earned a total of $1.7 million. Also during the quarter, certain milestones were achieved related to the 75mg minocycline product and we continued to earn royalties based upon Medicis' sales of that product. In the second quarter of 1999, marketing alliance and other revenue was predominately comprised of royalties earned under our promotion agreement with Schering-Plough and $4.0 million earned by us under our license agreement with Elan for the extended-release nifedipine product.

     Selling, general and administrative expenses of $13.6 million were 17% higher than the $11.6 million incurred in the second quarter of 1999. Selling costs rose $0.6 million mainly the result of increased promotional expenses in support of our larger portfolio of branded products. Our field sales force was approximately the same size in the second quarter of 2000 as in the year ago quarter. Administrative expenses increased $1.4 million compared with the prior year, with $0.9 million of the increase due to unusually high litigation costs in the second quarter of 2000 associated with our defense of our actions in support of one of our brands. An additional $0.4 million of the increase in administrative costs was due to the addition of several senior management functions. Expenses associated with our proposed merger with Galen totaled $0.9 million in the quarter and include the costs of our financial, legal and accounting advisors. Depreciation and amortization of $3.5 million was $2.1 million higher than in the second quarter of 1999 primarily due to the amortization of the intangible assets associated with the recently acquired Estrace(R) and Ovcon(R) brands.

     Research and development costs of $0.8 million were consistent with the prior year. We continue to focus on product development projects with near-term revenue potential and relatively low funding requirements including, for example, line extensions of our existing branded products.

     Interest income of $0.7 million was $0.2 million higher than in the prior year period due to an increase in funds available for investment. Interest expense of $6.7 million increased $5.9 million as compared to the prior year period. This increase was primarily due to the interest expense related to the issuance in February 2000 of $200 million of 12 5/8% senior subordinated notes due 2008 offset by the reduction in interest expense from the concurrent prepayment of substantially all of our other funded debt. Interest expense related to our working capital credit facility was less than $0.1 million in the quarter. Following the issuance of the senior notes in February 2000, our borrowings under our working capital credit facility have been minimal.

     For the second quarter of 2000 we posted net income of $1.4 million, or $0.11 per ordinary share on a diluted basis. This is an improvement of $3.2 million compared to a net loss of $1.8 million, or $0.15 per ordinary share on a diluted basis, for the same period in 1999. Increased sales of our branded products, particularly from the acquisition of the three products from Bristol-Myers Squibb, improved gross profit on product sales and increased revenues from marketing alliances more than offset the increased costs associated with the acquired Estrace(R) and Ovcon(R) brands.

  Six months ended June 30, 2000 and 1999

     Total revenue for the six months ended June 30, 2000 increased $17.0 million, or 42%, as compared to the prior year period. During the six-month periods in both 2000 and 1999 our revenues were generated from three sources:
(1) sales of our branded products, (2) marketing alliances and license agreements, and (3) sales of generic products. The driving force behind the increase in revenues in the period was higher sales of branded products, which increased 119% as compared to the prior year.

     Our branded product sales increased $19.3 million to $35.6 million from $16.3 million in the prior year period. The three branded women's healthcare products acquired from Bristol-Myers Squibb Company in February 2000, Estrace(R) cream, Ovcon(R) 35 and Ovcon(R) 50, were the primary contributors to the increase. However, all of the brands we actively promoted during the six-month periods of both years posted sales increases. Results for the 1999 period included sales of Vectrin(R) branded minocycline totaling $2.1 million. We sold Vectrin(R) to Medicis Pharmaceutical Corp. in September 1999. Sales of generic products of $5.7 million declined $4.1 million, or 42%, from $9.8 million as we continued our planned exit from this low-margin business.

     Gross profit on product sales increased $19.3 million to $29.7 million, as compared with $10.4 million in the prior year period, driven by the $15.2 million increase in total product sales and a significant improvement in the average gross profit margin on those sales. Gross margin increased from 39.7% in the year-ago period to 71.9% in the six months ended June 30, 2000 due to the high margins earned on the three products acquired from Bristol-Myers Squibb Company during the quarter and high-margin branded products accounting for a greater percentage of total product sales.

     Marketing alliance and other revenue totaled $16.4 million in the period, up $1.8 million, or 13% from $14.5 million in the 1999 period. In the first half of 2000, this revenue was generated from four sources: (1) royalties under our promotion agreement with Schering-Plough Corporation, (2) milestone payments and royalties under our license agreement with Elan Corporation, plc for an extended-release nifedipine product, (3) milestone and royalties under our agreement with Medicis Pharmaceutical Corp. relating to a 75mg minocycline product, and (4) royalties earned as part of the winding-up of a promotion agreement with Bristol-Myers Squibb Company. Under the agreement with Schering-Plough, we earn a fixed royalty plus incentive amounts based upon the market share performance of three branded products: K-Dur(R), Lotrisone(R) and NitroDur(R). During the first half of 2000 we earned incentive amounts on K-Dur(R) and Lotrisone(R). In March 2000 the extended-release nifedipine product received FDA approval and was launched in the United States. The approval triggered a series of milestone payments and the payment of royalties to us based upon U.S. net sales of the nifedipine product. During the period we earned milestones and royalties totaling $4.3 million. Also during the period, certain milestones were achieved related to the 75mg minocycline product and we continued to earn royalties based upon Medicis' sales of that product. In the first half of 1999, marketing alliance and other revenue was predominately comprised of royalties earned under our promotion agreement with Schering-Plough and $7.0 million earned by us under our license agreement with Elan for the extended-release nifedipine product.

     Selling, general and administrative expenses of $26.2 million were 11% higher than the $23.7 million incurred in the first half of 1999. A rise in selling costs of $1.1 million was mainly the result of increased promotional expenses in support of our larger portfolio of branded products. Our field sales force was approximately the same size during the first half of 2000 as in the first half of 1999. Administrative expenses increased $1.4 million compared with the prior year, with $0.9 million of the increase due to unusually high litigation costs incurred during the year 2000 period associated with our defense of our actions in support of one of our brands. Administrative personnel costs increased $0.9 million compared with the prior year period due to the addition of several senior management functions. The increased litigation and personnel costs were partly offset by decreased office expenses and less use of outside consultants. Expenses associated with our proposed merger with Galen totaled $0.9 million in the period and include the costs of our financial, legal and accounting advisors. Depreciation and amortization of $5.9 million was $3.1 million higher than in the 1999 period primarily due to the amortization of the intangible assets associated with the acquired Estrace(R) and Ovcon(R) brands.

     Research and development costs of $1.2 million were $0.4 million less than in the prior year period. In the first half of 1999 we were actively working on the 75mg minocycline project and incurred $0.8 million of related costs during the period. The 75mg minocycline project was completed in the third quarter of 1999 and the FDA approved the product in September 1999. The approval triggered the start of milestone payments and royalties from Medicis Pharmaceutical Corp. to us that are included in marketing alliance and other revenue and are discussed above. We continue to focus on product development projects with near-term revenue potential and relatively low funding requirements including, for example, line extensions of our existing branded products.

     Interest income for the first half of 2000 of $1.3 million was $0.3 million higher than in the prior year period as we had more funds available for investment during the period. Interest expense of $10.3 million increased $8.8 million as compared to the prior year period. This increase was primarily due to the interest expense related to the issuance in February 2000 of $200 million of 12 5/8% senior subordinated notes due 2008, offset by the reduction in interest expense from the concurrent prepayment of substantially all of our other funded debt. Interest expense related to our working capital credit facility was less than $0.2 million in the period. Following the issuance of the senior notes in February 2000, our borrowings under our working capital credit facility have been minimal.

     For the first half of 2000 we posted net income of $2.0 million, or $0.16 per ordinary share on a diluted basis. This is an improvement of $5.8 million compared to a net loss of $3.8 million, or $0.31 per ordinary share on a diluted basis, for the same period in 1999. Increased sales of our branded products, particularly from the acquisition of the three products from Bristol-Myers Squibb, improved gross profit on product sales and increased revenues from marketing alliances more than offset the increased costs associated with the acquired Estrace(R) and Ovcon(R) brands.

NET OPERATING LOSS CARRYFORWARDS

     We did not record any taxes on income in the three-month or six-month periods ended June 30, 2000 or 1999. As of December 31, 1999, we had available net operating loss carryforwards for United States Federal income tax reporting purposes of approximately $62 million, which begin expiring in 2011. At December 31, 1999 we had net operating loss carryforwards for state income tax reporting purposes of approximately $40 million which expire at various dates.

LIQUIDITY AND CAPITAL RESOURCES

     We became profitable and generated a positive cash flow for the first time in the first quarter of 2000. We continued to operate at a profit and to generate cash in the second quarter. Our cash flow (which we define as net income/loss plus depreciation and amortization) in the six months ended June 30, 2000 was $7.9 million as compared with a cash outflow of $1.0 million for the same period in 1999. This improvement was the result of our increased sales of branded products from the acquisition of the Estrace(R) cream and Ovcon(R) brands, sales growth for our existing products and increased gross profit margins on product sales. Offsetting some of these revenue gains were increases in our selling expenses, mainly for promotion of our expanded portfolio of products, increased administrative expenses as we have continued to build our management infrastructure, increased legal costs spent in defense of our brands and increased interest costs associated with the financing of the acquisition of the Estrace(R) and Ovcon(R) brands.

     The most significant event during the six months ended June 30, 2000 was our acquisition of the Estrace(R) cream and Ovcon(R) brands from Bristol-Myers Squibb Company for an initial purchase price of $180.0 million. The acquisition was funded through the issuance by Warner Chilcott, Inc., our wholly-owned U.S. operating subsidiary, of $200.0 million face amount of 12 5/8% senior notes at a discount of $3.7 million to yield 13.0%. Interest payments on the senior notes are due semi-annually in arrears on each February 15th and August 15th beginning August 15th 2000. Warner Chilcott, plc, the parent company of Warner Chilcott, Inc., unconditionally guaranteed the senior notes.

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

     On February 28, 2000 Warner Chilcott, Inc. amended its working capital facility to reduce the maximum amount available from $30.0 million to $10.0 million. In connection with the amendment of the working capital facility the parent company, Warner Chilcott, plc, unconditionally guaranteed Warner Chilcott, Inc.'s obligation under the working capital facility. At June 30 2000, $0.8 million was outstanding under the working capital facility. We intend to utilize the working capital facility to provide for short-term liquidity requirements and expect average borrowings under the facility to be modest.

     In March 2000 the purchase price we paid for the Estrace(R) and Ovcon(R) brands was reduced by $4.9 million from $180.0 million to $175.1 million. Under the terms of the asset purchase agreement the purchase price was subject to downward adjustment based on estimates of the amount of inventory of the acquired brands held by wholesalers and distributors as of January 31, 2000. The $4.9 million adjustment to the purchase price was recorded in the first quarter of 2000 and in April 2000 we received payment of that amount from Bristol-Myers Squibb Company.

     The acquisition of the Estrace(R) and Ovcon(R) brands was accounted for as a purchase and the $175.1 million purchase price was allocated as follows:
$168.0 million to intangible assets identified with the brands and $7.1 million to goodwill. No hard assets were acquired in the transaction. Both the intangible assets and goodwill are being amortized over 20 years, their estimated useful lives. As part of the purchase of the products, Bristol-Myers Squibb entered into transitional support and supply agreements under which Bristol-Myers Squibb agreed to supply us with all of our requirements for the products for up to ten years. No value was assigned to these supply agreements as the product purchase costs under the agreements approximate the prices we would expect to pay to third party contract manufacturers.

     Our investment in adjusted working capital (current assets other than cash and equivalents minus current liabilities) decreased from $5.5 million at December 31, 1999 to $3.2 million at June 30, 2000. Accounts receivable increased $7.6 million mainly due to the increased level of product sales but also due to the timing of amounts earned under our license agreements with Elan and Medicis. Inventories increased a modest $0.3 million which reflects the offsetting impact of higher inventory requirements to support the acquired Estrace(R) cream and Ovcon(R) brands and the lesser investment in the inventory of generic products. Current liabilities increased $11.2 million from December 31, 1999 with $9.5 million of the increase due to the interest accrual for the 12 5/8% senior notes issued in February 2000. The first interest payment on the notes is due August 15, 2000. Also contributing to the increase in current liabilities were significant accruals for legal expenses including both litigation expenses and costs related to the proposed transaction with Galen. These increases were slightly offset by a $2.3 million decrease in our incentive plan accrual. We accrue the cost of our incentive plans throughout the year with the payout made in the first quarter of the following year. Accordingly, the incentive accrual is near its peak at December 31st each year, at its low point as of March 31st and increases from that point through the remainder of the year.

     We ended the quarter with $54.2 million of cash and equivalents on hand as compared with $51.0 million at December 31, 1999. We became profitable and cash flow positive during the six months ended June 30, 2000 and expect to continue to be profitable and cash flow positive. We intend to fund our future liquidity needs through a combination of cash generated from operations, cash balances on hand and availability under our working capital facility. We believe that these sources will be sufficient to fund our anticipated working capital needs for the foreseeable future. However, in the event that we make significant future acquisitions, we may be required to raise additional funds through the issuance of additional debt or equity securities.

     As a result of the consummation of the proposed merger with Galen, the holders of the senior notes will have the right to require Warner Chilcott, Inc. to repurchase the notes at a purchase price of 101% of their face value. There are $200.0 million in principal amount of senior notes outstanding. While this obligation will not be triggered until the consummation of the transaction, Warner Chilcott, Inc. will potentially be required to repurchase the senior notes for an aggregate cash consideration of $202.0 million. Under the transaction agreement, Galen is required to ensure that Warner Chilcott, Inc. has sufficient financial resources with which to repurchase the senior notes in the event the senior note holders require Warner Chilcott, Inc. to repurchase their senior notes. Galen has obtained commitments from certain financial institutions to provide additional debt financing to Galen, if required.

INFLATION

     Inflation had no material impact on our operations during the three months ended June 30, 2000.

RISK FACTORS

     Following is a discussion of some of the risks and historical facts that should be considered when evaluating our current and future results. This discussion is not intended to include all risks and historical facts that could produce adverse results.

     We have a history of operating losses. Prior to the first half of 2000, operating losses were posted since the formation of the Company in 1992. As of June 30, 2000 our accumulated deficit was $108.3 million. Our ability to maintain profitability will depend upon, among other things, the success of our branded product portfolio, including the Estrace(R) cream and Ovcon(R) brands acquired in February 2000, and our ability to develop revenue sources to offset the impact of the termination of the Schering-Plough marketing alliance effective September 30, 2000. Since July 1998 we have promoted branded products for Schering-Plough Corporation. Revenue generated under this agreement represented 14% of our gross revenues for the six months ended June 30, 2000. On July 19, 2000, we announced our agreement with Schering-Plough to terminate this alliance. We are actively pursing a number of strategies to generate revenues through the allocation of sales force and other capacity currently dedicated to servicing the Schering-Plough agreement, including new co-promotion agreements and/or the acquisition of additional branded pharmaceutical products. Our inability to successfully execute these strategies would have a significant effect on our financial performance.

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

     Our holdings of financial instruments are comprised of U.S. corporate debt, foreign corporate debt, U.S. and state government debt, foreign government/agency guaranteed debt, bank deposits and certificates of deposit, and commercial paper. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in the shorter-end of the maturity spectrum, and at June 30, 2000 100% of such holdings matured in one year or less.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are involved in litigation relating to claims arising out of our operations in the normal course of business, including product liability claims. There have been no significant developments in the proceedings described in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and we have not become involved in any additional material proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Our Annual General Meeting of Shareholders was held on May 16, 2000 in Dublin, Ireland.

     (b) All of the nominees for director were elected by a vote of shares as follows. Mr. Andress and Mr. Herendeen were re-elected to the board. Dr. Haney is replacing Mr. Donald E. Panoz who retired from the board by rotation. There were no broker non-votes.

NAME                                                FOR       AGAINST    ABSTAIN
----                                             ---------    -------    -------
James G. Andress...............................  3,387,847     7,776        0
Paul S. Herendeen..............................  3,387,847     7,776        0
Arthur F. Haney, M.D...........................  3,387,867     7,756        0

     (c) The following matters were brought to vote:

          i. The Financial Statements for the year ended December 31, 1999 together with the reports of the directors and auditors thereon were presented to the shareholders and were approved with 3,392,923 votes for, 2,700 votes against, no abstentions and no broker non-votes.

          ii. The board of directors was authorized to fix the remuneration of the auditors by a vote of shareholders of 3,387,317 votes for, 8,306 votes against, no abstentions and no broker non-votes.

          iii. The proposal to amend our 1997 Incentive Share Option Scheme, as amended, to increase the number of authorized shares available for awards there under by 1,500,000 shares was presented to the shareholders and approved with 2,178,207 votes for, 1,217,416 votes against, no abstentions and no broker non-votes.

          iv. The ordinary resolution conferring upon the board of directors the power to allot shares, grant share subscription rights and rights to convert loans and other obligations into stock was presented to the shareholders and approved with 3,359,297 votes for, 36,326 votes against, no abstentions and no broker non-votes.

          v. The special resolution to eliminate pre-emptive rights of existing shareholders for a five-year period was presented to the shareholders and approved with 3,083,777 votes for, 311,846 votes against, no abstentions and no broker non-votes.

          vi. The authorization to transact such business as may be transacted at an Annual General Meeting was presented to the shareholders with 2,268,567 votes for, 1,127,056 votes against, no abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

     Pursuant to newly adopted rules of the Securities and Exchange Commission, any company shareholder who intends to present a proposal at our Annual General Meeting of shareholders in 2001 without requesting that we include such proposal in our proxy materials should be aware that he or she must notify us no later than January 25, 2001 of his or her intention to present such proposal. Otherwise, we may exercise discretionary voting with respect to such shareholder proposal pursuant to authority conferred on us by proxies delivered to us in connection with the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits -- The following exhibit is filed with this document:

EXHIBIT NO.   DESCRIPTION
-----------   -----------
    27        Financial Data Schedule

b. Reports on Form 8-K:

     On May 15, 2000 we filed a Form 8-K Report dated May 4, 2000, which announced our intention to become a wholly owned subsidiary of Galen Holdings, plc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      WARNER CHILCOTT PUBLIC LIMITED COMPANY
                                      (Registrant)

August 14, 2000                           /s/ PAUL S. HERENDEEN
                                          --------------------------------------------------------------
                                          Paul S. Herendeen
                                          Executive Vice President & Chief Financial Officer
                                          (Principal Financial Officer)

August 14, 2000                           /s/ DAVID G. KELLY
                                          --------------------------------------------------------------
                                          David G. Kelly
                                          Group Vice President, Finance
                                          (Principal Accounting Officer)